Form 10KSB
period 1998-02-28
DISTINCTIVE DEVICES INC
filed 1998-05-22
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 For the fiscal year ended    February 28, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________to________

                    Commission file number            0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

               New York                            13-1999951
(State of incorporation or organization)      (I.R.S. Identification No.)

1324 Motor Parkway, Hauppauge, New York                        11788
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number   (5l6) 751-1375

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.05 per share
                                (Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   ( X )

     Issuer had no operating revenues for the fiscal year ended February 28, 1998. Issuer's business operations were sold July 12, 1996.

     The aggregate market value of voting stock held by non-affiliates approximated $550,000 as of March 31, 1998, computed by reference to the average of the bid and asked prices for such stock as reported by the National Quotation Bureau.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes ( X )   No (   )

     4,119,902 shares of issuer's common stock, $.05 par value, were outstanding at March 31, 1998. Issuer has no other class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE:     None

     This Annual Report on Form 10-KSB has 20 pages. The Exhibit Index (Item 13(a)) is at page 18.

                                     INDEX

  PART I                                                Page
Item 1.   DESCRIPTION OF THE BUSINESS                     4

Item 2.   DESCRIPTION OF PROPERTY                         5

Item 3.   LEGAL PROCEEDINGS                               5

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                5
PART II
Item 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                     5

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION, RESULTS OF OPERATIONS
          AND EXPIRATION OF COMMON STOCK EXCHANGE
          RIGHTS                                          6

Item 7.   FINANCIAL STATEMENTS
            Report of Independent Auditors                7
            Consolidated Financial Statements             8
            Notes to Consolidated Financial Statements   12

Item 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                           14
PART III
Item 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT                               15

Item 10.  EXECUTIVE COMPENSATION                         16

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                          16

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 18

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K               18

          SIGNATURES                                     20

                                     PART I

Item 1.  DESCRIPTION OF THE BUSINESS

     Distinctive Devices, Inc. (referred to herein as the "Issuer" or the "Company") is a New York corporation organized in 1961. Since the July 12, 1996 sale of the businesses held by its subsidiaries, the Company has not been engaged in any operating activity. (For particulars regarding the business sale, please refer to Issuer's Report on Form 10-KSB for the year ended February 28, 1997.)

     Currently, the Company conducts no business operations. Management's efforts are directed toward completion of a merger or acquisition involving another business entity, as yet to be identified. Meanwhile, noncompete payments received from the purchaser of the Company's businesses and interest earned on investments and cash equivalents have been sufficient, in amount, to cover a substantial portion of the Company's administrative expenses.

     Since the business sale, three corporate officers remain employed, one on a part-time basis.

Prior Business

     Prior to the business sale, the Company was primarily engaged in importing and manufacturing soil test instruments used by gardeners and growers of houseplants. Imported products were distributed nationally by an unaffiliated marketing firm and represented more than 60% of Company sales. A decision by the marketer to discontinue distribution of non-proprietary products led to the sale of the Company's importing and manufacturing businesses, to the marketer, on July 12, 1996.

Plan of Reorganization

     On April 3, 1990, Issuer filed a petition under Chapter 11 of the Federal Bankruptcy Code prompted by an action instituted on behalf of holders of the remaining 11% of a $4,000,000 debenture issue sold to public investors in 1968. The debentures matured, unpaid, in 1983. The Company emerged from this proceeding pursuant to a Plan of Reorganization confirmed by the Federal Bankruptcy Court for the Eastern District of New York on December 9, 1992.
For further information reference is made to Issuer's Report on Form 10-KSB for the year ended February 28, 1993.

Item 2.  DESCRIPTION OF PROPERTY

     Issuer subleases office space in a one-story multi-tenant building in Hauppauge, Long Island, New York. The lease is month-to-month and annual rental is $1,800.


Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Issuer's security holders during the fiscal year ended February 28, 1998.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Issuer's common stock, $.05 par value, is traded over-the-counter under the symbol DDEV. Quotations are reported on the NASD OTC Bulletin Board and the National Quotation Bureau Pink Sheets. Issuer has no other equity security outstanding.

     Information furnished by the National Quotation Bureau reports the range of high and low bid quotations for each quarterly period during the two most recent fiscal years, as set forth below. Quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Quarter Ended:
                                        Bid Prices
                         Fiscal Year 1998         Fiscal Year 1997
                         High         Low         High         Low

May 31                    7/32        7/32       13/32          1/8
August 31                 7/32        3/16        7/16         3/16
November 30               $.43        $.16        7/32         3/16
February 28               $.16        $.16        3/16         3/16

  At March 31, 1998, there were approximately 1,600 holders of record of the issued and outstanding shares of Issuer's common stock. The number of additional Street Name holders is estimated to be 300 to 400.

     Issuer has never paid a dividend on its outstanding equity.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND EXPIRATION OF COMMON STOCK EXCHANGE RIGHTS

Results of Operations

     Since the sale of its operating businesses on July 12, 1996, the Company has had no operating revenues. Thus, sales were down substantially for fiscal 1997 and there were no sales for fiscal 1998. Consequently, operating losses resulted for both periods.

     Other income includes noncompete payments received, since July 1996, from the purchaser of the Company's businesses and interest earned on investments and cash equivalents. Also, accounting rules require that management's best estimate of the discounted value of future noncompete payments, to be received, be included in other income. The amount of such payments will decline from $3,000 to $750 per month, if a change occurs in control of the Company.

Financial Condition

     Aside from the above-mentioned receivable relating to future noncompete payments, Company assets consist of cash and liquid investments. Liabilities reflect payables and accruals arising from routine administrative and legal expenses. The Company has no debt and no financial commitments outstanding.

Expiration of Common Stock Exchange Rights

     As described in Note D to the within Financial Statements, none of the remaining debenture and preferred stock certificates which were eligible for exchange to common stock, under the Plan of Reorganization, were surrendered to the Company by the deadline date of December 9, 1997. As a consequence, the common share amount reserved for that purpose has been cancelled and transferred to the Additional Paid-In Capital account.

Item 7.  FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS
                      Shareholders and Board of Directors
                    Distinctive Devices, Inc. and Subsidiary
                              Hauppauge, New York

We have audited the accompanying consolidated balance sheet of Distinctive Devices, Inc. and Subsidiary as of February 28, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Distinctive Devices, Inc. and Subsidiary at February 28, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.

                              RONALD SERODA, P.C., C.P.A.


Dix Hills, New York
May 1, 1998

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                               February 28, 1998


ASSETS
Current Assets
   Cash and cash equivalents                      $  339,539
   Investments available-for-sale                     99,500
   Receivable, covenant not to compete,
       current portion                                 7,574
                                                     -------
          Total Current Assets                       446,613

Receivable, covenant not to compete,
   long-term portion                                  11,255

Property and Equipment, net                              630
                                                         ---
                                                   $ 458,498
                                                     =======



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses           $   5,920
                                                       -----
       Total Current Liabilties                        5,920

Commitments and contingencies--
   See accompanying notes

Shareholders' Equity
   Preferred stock, $1.00 par value
     Shares authorized - 1,000,000
      Issued and outstanding - None
   Common stock, $.05 par value
   Shares authorized - 20,000,000
      Issued and outstanding - 4,119,902             205,995
   Additional paid-in capital                        630,178
   Accumulated deficit                              (383,805)
   Unrealized gain on investments                        210
                                                     -------
       Total Shareholders' Equity                    452,578
                                                     -------
                                                   $ 458,498
                                                     =======

The accompanying notes are part of the financial statements.

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME



                                   Year ended February 28

                                  1998               1997


Net sales                      $      -           $ 218,271

Costs and expenses
   Cost of goods sold                               124,285
   Selling and administrative    85,718             150,483
                                 ------             -------
                                 85,718             274,768

(Loss) from operations          (85,718)            (56,497)

Other income                     42,756             113,416

Interest expense                      _                (213)
                                -------              ------
Net income (loss)
   (basic and diluted)         $(42,962)           $ 56,706
                                 ======              ======

Net income (loss) per share
   of common stock (basic
   and diluted)                $ (0.010)           $  0.014
                                  =====               =====


Number of common shares
   outstanding                4,119,902           4,119,902


The accompanying notes are part of the financial statements.

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Unrealized
                         Addi-                         Gain
                        tional    Common    Accu-     (Loss) on
              Common    Paid-In   Stock(1)  mulated    Invest-
              Stock     Capital   Issuable  Deficit    ments       Total
Balance
2/28/96       $205,995  $566,280  $63,898   $(397,549) $(1,646)    $436,978

'97 Net
Income                                         56,706                56,706

Unrealized
gain on
investments                                                325          325

Balance
2/28/97        205,995   566,280   63,898    (340,843)  (1,321)     494,009

'98 Net
loss                                          (42,962)              (42,962)

Unrealized
gain on
investments                                              1,531        1,531

Transfer
Common Stock
Issuable to
Additional
Paid In
Capital
   (1)                   63,898   (63,898)

              $205,995 $630,178  $      _   $(383,805)  $  210     $452,578
               =======  =======        ==     =======      ===      =======

(1) Issuable under Plan of Reorganization confirmed 12/9/92. Holders' rights to exchange debenture and preferred stock certificates for common stock expired December 9, 1997. The accompanying notes are part of the financial statements.

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Year ended February 28
                                              1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         $(42,962)      $56,706
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Gain on sale of fixed assets                 -        (6,907)
      Covenant not to compete                      -       (69,183)
      Depreciation and amortization              360         1,705
      Decrease in operating assets:
        Accounts receivable                        -        39,491
        Inventories                                -       156,130
        Prepaid expenses and deposits              -         7,625
      (Decrease) in operating
        liabilities:
          Accounts payable and accrued
            expenses                            (783)       (9,647)
          Due related parties                      _        (4,000)
                                              ------       -------
            Cash provided (used) by
              operations                     (43,385)      171,920

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of equipment and tooling                    _        12,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in non-trade receivable            19,802             -
  Repayments of short-term borrowings              -       (10,920)
  Proceeds from covenant not to compete            -        30,552
                                               -----        ------
                                              19,802        19,632

CASH AND CASH EQUIVALENTS
  Increase (decrease)                        (23,583)      203,552
  At beginning of year                       363,122       159,570
                                             -------       -------
  At end of year                            $339,539      $363,122
                                             =======       =======

SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid                                    -      $    213

  Franchise taxes paid                      $    885      $    755



The accompanying notes are part of the financial statements.

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES
Business: The Company served solely as a holding company until its subsidiary businesses were sold July 12, 1996. Until then, its subsidiaries imported and manufactured inexpensive soil and water test instruments sold to distributors and retailers of consumer products.

Principles of consolidation: Consolidated financial statements include accounts of the Company and its wholly-owned subsidiary after elimination of significant intercompany accounts and transactions.

Revenue recognition: Revenue from product sales was recognized upon shipment of goods to customers, prior to the business sale.

Cash and cash equivalents: Cash and cash equivalents consist of funds on deposit with banks and liquid investments with original maturities of three months or less.

Investments: Investments are U.S. Treasury Notes valued at market. The Company has classified such investments as available-for-sale.
Available-for-sale securities are carried at market with unrealized gains and losses reported as a separate component of shareholders' equity. Historically, such unrealized gains and losses have not been material.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally five to seven years.

Earnings per share: Earnings per share ("EPS") is computed using the weighted average number of shares of common stock outstanding during each year. Basic and diluted EPS were the same for 1998 and 1997.

Taxes on earnings: The Company utilizes the asset and liability method of accounting for income taxes.

Interest earned: Interest on investments and cash equivalents is recorded when earned.

NOTE B - CASH EQUIVALENTS AND INVESTMENTS
Cash equivalents at February 28, 1998, are money market funds. Investments available-for-sale consist solely of 4-3/4% U.S. Treasury Notes, par value $100,000, due October 31, 1998.

NOTE C - SALE OF OPERATING BUSINESSES AND RECEIVABLE FROM COVENANT NOT
TO COMPETE On July 12, 1996, the Company's operating businesses were sold for cash consideration of $174,000. The Company will also receive payments as consideration for its covenant not to compete with the purchaser. Cash consideration approximated book value paid for accounts receivable, inventory and tooling and equipment.

Under the noncompete covenant, the Company may receive up to $156,000 during the four-year term of the agreement. The amount may be less, however, if a change occurs in control of the Company. As of February 28, 1998, the Company has received a total of $72,000. The maximum remaining amount the Company may receive under the terms of the agreement is $84,000. However, management estimates the probable value of future payments at $18,829. This amount has been calculated using the minimum payments receivable which are $750 per month for the remaining term of 28 months discounted at a 7-1/4% rate.

NOTE D - CAPITAL STOCK AND STOCK OPTIONS
In addition to common stock, the Company is authorized to issue 1,000,000 shares of preferred stock, $1 par value; no preferred shares are outstanding. The Company's Board of Directors will determine preference terms and conditions for each series of preferred stock, if issued. No options or warrants to purchase common stock were outstanding at February 28, 1998.

NOTE E - PLAN OF REORGANIZATION AND ISSUANCE OF ADDITIONAL COMMON STOCK
The Plan of Reorganization, confirmed December 9, 1992, provided for the exchange of unissued common stock for debentures and preferred stock cancelled under the Plan. To qualify for exchange, the Plan further provided that certificates representing such cancelled securities must be surrendered to the
Company by December 9, 1997.   The balance of the amount reserved for common
stock issuable for certificates which were not surrendered by that date, in the amount of $63,898, has been transferred to Additional Paid In Capital.

NOTE F - INDUSTRY
Prior to the sale of its businesses, the Company produced and imported measuring instruments, a single industry segment.

NOTE G - OTHER  INCOME
Other income consists of the following:

                                           1998              1997

     Interest                              $24,007           $19,326
     Settle trademark litigation                --            18,000
     Gain on sale of fixed assets               --             6,907
     Earned under covenant not-to-compete   18,749            69,183
                                           $42,756          $113,416

NOTE H - INTEREST EXPENSE Prior to the business sale, interest was paid on short term bank borrowings at 1% over the New York prime rate. The Company's effective rate during fiscal 1997 was 9.25% until July 12, 1996, when the businesses were sold.

NOTE I - COMMITMENTS
Annual rental expense for real property approximated $1,800 for 1998 and $7,000 for 1997. Currently, rental for the Company's Hauppauge, New York, office is $150 per month.

NOTE J - FEDERAL INCOME TAX The Company has available for federal income tax purposes net operating loss deductions approximating $280,300 expiring as follows:

               Fiscal year  1999            85,100
                            2002            59,900
                            2005            18,700
                            2006            34,900
                            2007            38,700
                            2013            43,000
                                          $280,300

The approximate federal income tax benefit arising from utilization of net operating loss deductions was $12,000 in fiscal 1997. No amount is provided for the future value of such deductions since no assurance can be given that such deductions will be utilized.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                         Position(s) Held and
Name                     Age  Duration of Service Family Relationship
Earl M. Anderson, Jr.     73  Director since 1982          None
                              President since 1977

Walter E. Freeman         73  Director since 1983          None

James R. Hawk             56  Director since l983          None
                              Treasurer since 1979

Joanne L. Kalt            44  Director since 1990          None
                              Secretary since 1979
                              Vice President since 1976

     The term of office of all directors will expire at the next Annual Meeting of Shareholders and when their respective successors have been duly elected and qualified. The Board of Directors has no standing committees and officers serve at the pleasure of the directors. The following information provides a brief account of the business experience of the directors and officers and their principal occupations during the past five years.

     Mr. Anderson has acted as an independent management consultant since 1964. He became president of Issuer in 1977. He is a director of Sunair Electronics, Inc., an unaffiliated company.

     Mr. Freeman has acted as a financial consultant and bank management advisor in Alexandria, Virginia, since 1982.

     Mr. Hawk serves as Issuer's treasurer on a part-time basis. Since 1989 he has practiced with a public accounting firm in Danbury, Connecticut.

     Mrs. Kalt has been employed by Issuer since 1975 and has served the Company as Secretary and Vice President for more than five years.

     Based solely upon a review of information furnished to the Issuer during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than ten percent of Issuer's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.  EXECUTIVE COMPENSATION

The following tables sets forth compensation paid or accrued to the chief executive officer. No director or officer received compensation exceeding $100,000 for any of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
Name and Principal                                           All Other
Position               Year    Paid     Deferred      Total     Compensation
Earl M. Anderson, Jr.  1998   $13,000        --       $13,000        None
President              1997    63,000        --        63,000        None
                       1996    48,000        --        48,000        None

Compensation does not include benefits which may be deemed personal, the amount of which cannot be precisely determined. No stock option or appreciation rights were granted for fiscal 1998.

For fiscal 1998, directors' compensation aggregated $800. Attendance was 100% at one directors' meeting held during the year.

In 1990, Mr. Anderson entered into an agreement with the Company whereunder he is to receive, for consulting and management services rendered, $48,000 per annum and annual cost of living increases and bonuses, if any, as may be approved by the Board of Directors. Provisions include payment equal to his most recent annual compensation in the event of death and lesser compensation in the event of disability. Since he currently receives noncompete compensation from the purchaser of the Company's former businesses, he has waived the annual payment amount provided for in this agreement.

Except for the arrangement described in the preceding paragraph, the Company has no formal compensatory plan or contract with respect to the employment, resignation, retirement or termination of any director or officer, nor arising from a change in control of the Issuer. However, in the event of a change in control, directors may consider the award of severance pay to the officers in recognition of their many years of service to the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners
The following table identifies each person (including any 'group' as that term is used in the Exchange Act) who is known to Issuer to be the beneficial owner of more than five percent of the Issuer's outstanding common stock as of February 28, 1998:

 Title of Name and Address of Amount and Nature of
Class     Beneficial Owner         Beneficial Owner (1)     Percent of Class
Common    Earl M. Anderson, Jr.         904,500 shares      22.0%
Stock,    710 NW 57th Street
$.05      Ft. Lauderdale, FL 33309
par
value     Troster Singer (2)            400,000 shares       9.7%
          30 Montgomery Street
          Jersey City, NJ 07302

          Leonard Walker                244,750 shares       5.9%
          205 Smith Manor Blvd.
          West Orange, NJ 07052

(b)  Security Ownership of Management
The following table sets forth the number of common shares owned by each director, and by all directors and officers as a group, as of March 31, 1998:

Title of  Name and Address of Amount and Nature of
Class     Beneficial Owner         Beneficial Owner (1)     Percent of Class
Common    Earl M. Anderson, Jr.        904,500 shares            22.0%
Stock,    710 NW 57th Street
$.05      Ft. Lauderdale, FL 33309
par
value     Walter E. Freeman              11,000 shares            0.3%
          921 Croton Drive
          Alexandria, VA 22308

          James R. Hawk                  23,500 shares            0.6%
          146 Deer Hill Avenue
          Danbury, CT 06810

          Joanne L. Kalt                 48,000 shares            1.2%
          1324 Motor Parkway
          Hauppauge, NY 11788

          Directors and officers        987,000 shares           24.0%
          as a group (4 persons)

(1) The named owners have sole voting and investment powers with respect to shares held. (2) Troster Singer is a division of Spear, Leeds & Kellogg.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and index of exhibits
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to registrant.

    Exhibit                                                     Page

    3          Certificate of incorporation and by-laws (incorporated
               by reference).                                      18

    4          Instruments defining the rights of holders,
              (incorporated by reference).                         19

   11          Statement re:  computation of per share earnings    19

   22          Subsidiaries of the registrant.                     19

(b)  Reports on Form 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

(c)  Exhibits

Exhibit 3:  Certificate of Incorporation and by-laws

(a)  Certificate of Incorporation of registrant consisting of:

         (i)  Restated Certificate of Incorporation dated June 21, 1965;

        (ii) Certificate of Amendment of the Certificate of Incorporation dated October 21, 1969;

       (iii) Certificate of Amendment of the Certificate of Incorporation dated August 1, 1973;

       (iv) Certificate of Amendment of the Certificate of Incorporation dated September 9, 1974; and,

       (v) Certificate of Amendment of the Certificate of Incorporation dated August 25, 1976, are incorporated herein by reference to Exhibit 3(a) to
registrant's Annual Report on Form 10-K for the year ended February        28,
1981.

      (vi) Certificate of Amendment of the Certificate of Incorporation dated September 16, 1983, is incorporated herein by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the year ended February 29, 1984.

(b)  Corporate by-laws of registrant are incorporated herein by reference to
Exhibit 3(b) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981.

Exhibit 4:  Instruments defining the rights of holders

Common Stock Certificate of registrant is incorporated herein by reference to
Exhibit 4(a) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981.

Exhibit 11:  Statement re:  computation of per share earnings

                                           Year ended February 28

                                             1998              1997

come (loss)                                  $(42,962)        $56,706
Average number of common shares outstanding 4,119,902       4,119,902
Net income (loss) per share of common stock
   (basic and diluted)                         $(.010)          $.014

Exhibit 22:  Subsidiary of the registrant

Subsidiary corporation:                 Jurisdiction of incorporation:

Environmental Concepts, Inc.            State of Delaware

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. DISTINCTIVE DEVICES, INC. (Registrant)


May 9, 1998                        by:  /s/ EARL M. ANDERSON, JR.
                                   Earl M. Anderson, Jr.
                                   President and Principal
                                   Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



May 9, 1998                          /s/ WALTER E. FREEMAN
                                         Walter E. Freeman
                                         Director


May 9, 1998                          /s/ JAMES R. HAWK
                                         James R. Hawk
                                         Director, Treasurer and
                                         Principal Accounting Officer


May 9, 1998                          /s/ JOANNE L. KALT
                                         Joanne L. Kalt
                                         Director, Vice President
                                         and Secretary


May 9, 1998                          /s/ EARL M. ANDERSON, JR.
                                         Earl M. Anderson, Jr.
                                         Director, President and
                                         Principal Executive Officer