Form 10QSB
period 1998-08-31
DISTINCTIVE DEVICES INC
filed 1998-10-06
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington,D.C. 20549

                                  FORM 10-QSB

            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

            ( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                   For the transition period from_____to_____

                         Commission file number 0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

                                    New York
                    (State of incorporation or organization)

                                   13-1999951
                          (I.R.S. Identification No.)

            Suite 134, 1324 Motor Parkway, Hauppauge, New York 11788
                    (Address of principal executive offices)

                   Issuer's telephone number:  (516)751-1375

              Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes(X) No( )

4,119,902 shares of issuer's common stock, $.05 par value, were outstanding at August 31, 1998. Issuer has no other class of common equity.

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY

                                     INDEX
                                                    Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated balance sheeets--
       August 31, 1998 and February 28, 1998         3

     Consolidated statements of income--
       Three months and six months ended
       August 31, 1998 and 1997                      4

     Consolidated statements of cash flows--
       Six months ended August 31, 1998 and 1997     5

     Notes to financial statements--
       August 31, 1998                               6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                  7


PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                           7

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K            7



SIGNATURES                                           8


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                      August 31,     February 28,
                                         1998          1998
                                      (Unaudited)    (Audited)
ASSETS
Current Assets
  Cash and cash equivalents            $ 329,543      $ 339,539
  Investments available-for-sale          99,906         99,500
  Receivable, covenant not to
    compete, current portion               7,932          7,574
                                         -------        -------
       Total Current Assets              437,381        446,613

Receivable, covenant not to
  compete, long term portion               7,197         11,255
Property and Equipment, net                  450            630
                                         -------        -------
                                       $ 445,028      $ 458,498
                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued
    expenses                           $   3,930      $   5,920
                                        --------       --------
      Total Current Liabilities            3,930          5,920

Commitments and contingencies--
  See accompanying notes

Shareholders' Equity
  Preferred stock, $1.00 par value
   Shares authorized - 1,000,000
    Issued and outstanding - None
  Common stock, $.05 par value
   Shares authorized - 20,000,000
    Issued and outstanding - 4,119,902   205,995       205,995
  Additional paid-in capital             630,178       630,178
  Accumulated deficit                   (395,691)     (383,805)
  Unrealized gain on investments             616           210
                                        --------      --------
      Total Shareholders' Equity         441,098       452,578
                                        --------      --------
                                       $ 445,028     $ 459,498
                                        ========      ========

The accompanying notes are part of the financial statements.


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                           Three months ended    Six months ended
                               August 31,           August 31,
                             1998      1997       1998      1997
                             ----      ----       ----      ----

Revenues:
  Covenant not to compete   $ 6,750  $ 3,285    $13,500  $ 4,500
  Interest income             5,626    6,739     11,959   13,742
                             ------   ------     ------   ------
                             12,376   10,024     25,459   18,242

Administrative expenses     (17,898) (17,434)   (37,345) (34,642)
                             ------   ------     ------   ------

Net (loss)                  $(5,522) $(7,410)  $(11,886)$(16,400)
                             ======   ======     ======   ======

Net (loss)per
  share of common stock
  (basic and diluted)       $(0.001) $(0.002)   $(0.003) $(0.004)
                             ======   ======     ======   ======

Average number of
  common shares
  outstanding              4,119,902   4,119,902   4,119,902   4,119,902


The accompanying notes are part of the financial statements.


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                           Six months ended August 31,
                                             1998              1997


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $(11,886)         $(16,400)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization             180               180
      Decrease in operating assets:
        Accrued interest receivable               0            (1,335)
      Decrease in operating
        liabilities:
          Accounts payable and
            accrued expenses                 (1,990)           (4,598)
                                                               ------
                                            (13,696)          (22,153)
                                             ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in non-trade receivable            3,700            16,269
                                              -----            ------
                                              3,700            16,269
                                              -----            ------

CASH AND CASH EQUIVALENTS
  Decrease during period                     (9,996)           (5,884)

  At beginning of period                    339,539           361,269
                                            -------           -------
  At end of period                          329,543          $355,385
                                            =======           =======


SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                            $    --          $    --

  Franchise taxes paid                     $    380          $    775

The accompanying notes are part of the financial statements.


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                August 31, 1998



NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 31, 1998 are not necessarily indicative of results that may be expected for the year ending February 28, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 1998.


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


NOTE C - NON-CASH INVESTING ACTIVITY
Investments available-for-sale are 4-3/4% U.S. Treasury Notes par value $100,000 due October 31, 1998, valued at market. Market value rose $406 during the six-month period ended August 31, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Since the sale of its businesses on July 12, 1996, the Company has had no operating income. As a consequence, losses resulted from continuing operations for the three- and six-month periods ended August 31, 1998 and 1997. For information regarding the business sale agreement reference is made to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.

Revenues include noncompete consideration and interest earned on cash equivalents and investments. Noncompete consideration earned during the latest three- and six-month periods does not include payments received which were previously classified (on a discounted basis)as receivable from the covenant not to compete.

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

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




                                DISTINCTIVE DEVICES, INC.





September 26, 1998                  /s/ EARL M. ANDERSON, JR.
                                    Earl M. Anderson, Jr.
                                    President and Principal
                                    Executive Officer






September 26, 1998                   /s/ JAMES R. HAWK
                                    James R. Hawk
                                    Treasurer and Principal
                                    Accounting Officer