Form 10KSB
period 1999-02-28
DISTINCTIVE DEVICES INC
filed 1999-05-19
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


         (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended February 28, 1999

         ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____ to ____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in his form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     Issuer had no operating revenues for the fiscal year ended February 28, 1999. Issuer's business operations were sold July 12, 1996. Nonoperating revenues for the year were $49,940.


     The aggregate market value of voting stock held by non- affiliates of the issuer approximated $800,000 as of March 31, 1999, computed by reference to the average of the bid and asked prices for such stock as reported by the National Quotation Bureau.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

     4,119,902 shares of issuer's common stock, $.05 par value, were outstanding at March 31, 1999. Issuer has no other class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE:   None

     This Annual Report on Form 10-KSB has 21 pages. The Exhibit Index (Item 13(a)) is at page 18.


                                     INDEX

PART I                                                    Page
Item 1.     DESCRIPTION OF THE BUSINESS                     4

Item 2.     DESCRIPTION OF PROPERTY                         5

Item 3.     LEGAL PROCEEDINGS                               5

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                5
PART II
Item 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                             5

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION, RESULTS OF
            OPERATIONS AND A PENDING ACQUISITION            6

Item 7.     FINANCIAL STATMENTS
              Report of Independent Auditors                7
              Financial Statements                          8
              Notes to Financial Statements                12

Item 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                           14
PART III
Item 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
            PERSONS;  COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT                               14

Item 10.    EXECUTIVE COMPENSATION                         15

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                          16

Item 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                   17

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K               18

            SIGNATURES                                     20

3
                                     PART I

Item 1.  DESCRIPTION OF THE BUSINESS
Distinctive Devices, Inc. (Issuer or Company herein) is a New York corporation organized in 1961. On July 12, 1996 we sold our operating businesses (see our Form 10-KSB Report for the year ended February 28, 1997). Since then, the Company has not had any operating activity and we have directed our efforts toward identifying a prospective acquisition or merger candidate. Currently, the Company employs three corporate officers, one on a part-time basis.

On May 3, 1999 we announced that we had reached an understanding to acquire EagleView Industries, Inc. of Delray Beach, Florida in exchange for approximately ten million shares of the Company's unissued common stock. The understanding is subject to the negotiation and execution of a definitive acquisition or merger agreement. If concluded, the transaction would transfer control of the Company to EagleView's controlling stockholder.

EagleView intends to provide high quality, low cost broad bandwidth wireless connectivity for Internet, data and video- telecommunications services. To date, EagleView has had no operating revenues.

PRIOR BUSINESS
Before the businesses were sold, we were primarily engaged in manufacturing and importing soil test instruments used by gardeners and growers of houseplants. Imported products were distributed by an unaffiliated marketing firm which decided to cease handling non-proprietary products. The businesses were sold to the marketer on July 12, 1996.

PLAN OF REORGANIZATION
The Company filed a petition under Chapter 11 of the Federal Bankruptcy Code on April 3, 1990. This was prompted by a lawsuit filed on behalf of the remaining holders of a $4 million debenture issue sold to public investors in 1968. The debt matured, unpaid, in 1983. We emerged from this proceeding under a Plan of Reorganization confirmed by the Federal Bankruptcy Court for the Eastern District of New York on December 9, 1992 (see Form 10-KSB Report for the year ended February 28, 1993).

Under the Plan, the debentures and the Company's outstanding preferred stock were cancelled. Holders of these securities became entitled, under the Plan, to exchange them for unissued shares of the Company's common stock. The exchange rights expired December 9, 1997.


Item 2.  DESCRIPTION OF THE PROPERTY

     Issuer subleases office space in a one-story multi-tenant building in Hauppauge, Long Island, New York. The lease is month-to-month and annual rental is $1,800.

Item 3.  LEGAL PROCEEDINGS

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Issuer's security holders during the fiscal year ended February 28, 1999.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Issuer's common stock, $.05 par value, is traded over-the- counter under the symbol DDEV. Quotations are reported on the NASD OTC Bulletin Board and the National Quotation Bureau Pink Sheets. Issuer has no other equity security outstanding.

     Information furnished by the National Quotation Bureau reports the range of high and low bid quotations for each quarterly period during the two most recent fiscal years, as set forth below. Quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Quarter Ended:
                                       Bid Prices
                         Fiscal Year 1999     Fiscal Year 1998

                          High      Low         High     Low
May 31                    0.30      0.16        7/32     7/32
August 31                 0.24      0.21        7/32     3/16
November 30               0.21      0.13        0.43     0.16
February 28               0.24      0.15        0.16     0.16

At March 31, 1999, our common stock was held by approximately 1,600 holders of record. We believe that an added 300 to 400 persons hold our stock in Street Name.

     The Company has never paid a dividend on its outstanding equity.

5
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND A PENDING ACQUISITION

Results of Operations
     We have had no operating activities since our businesses were sold July 12, 1996. Instead, our time has been devoted to a search for another business entity, seeking public ownership, which the Company might merge with or acquire and which might offer the prospect of value growth, over time, to the investments of our shareholders. As a consequence, there were no sales during fiscal 1999 and 1998 and losses resulted for both periods.

     During these periods we have received noncompete payments from the buyer of our businesses and interest earned on investments and money market funds. These receipts have covered half, or more, of our administrative and legal costs since the sale. If a change occurs in the control of our Company, noncompete payments will be reduced, in amount, from $3,000 to $750 per month.

Financial Condition
     Accounting rules require that we estimate the value of the remaining noncompete payments we expect to receive under the business sale agreement. Aside from this modest receivable, our assets consist solely of cash and money market funds. Liabilities reflect payables and accruals arising from routine administrative and legal expenses. Issuer has no debt outstanding.

Pending Acquisition
     As noted in Item 1 of this Report, we have an understanding whereby the Company will merge with, or acquire, EagleView Industries, Inc. The press release announcing this understanding is attached as an Exhibit to this Report. If and when this proposed transaction is closed, shareholders will receive further information regarding EagleView's management and business activities.

     Statements in this Report concerning future activities, expectations, performance or intentions are forward looking statements. Actual activities or developments may differ materially from those expressed or implied by such statements as the result of known or unknown risks, uncertainties and other factors.

Item 7.  FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Distinctive Devices, Inc.
Hauppauge, New York

We have audited the accompanying balance sheet of Distinctive Devices, Inc. as of February 28, 1999, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices, Inc. at February 28, 1999, and the results of its operations and cash flows for each of the two years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.





                                    RONALD SERODA, P.C., C.P.A.

Dix Hills, New York
May 7, 1999

7
                           DISTINCTIVE DEVICES, INC.
                                 BALANCE SHEET

                               February 28, 1999

ASSETS
Current assets
  Cash and cash equivalents                           $ 418,630
  Receivable, covenant not to compete,
    current portion                                       8,355
                                                      ---------
      Total current assets                              426,985

Receivable, covenant not to compete,
  long term portion                                       2,900

Property and equipment, net                                 270
                                                       --------
      Total assets                                    $ 430,155
                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses               $   6,091
                                                       --------
    Total current liabilities                             6,091

Commitments and contingencies..
  See accompanying notes

Shareholders' equity
  Preferred stock, $1.00 par value
    Shares authorized  1,000,000
    Issued and outstanding  None
  Common stock, $.05 par value
    Shares authorized  20,000,000
    Issued and outstanding   4,119,902                 205,995
  Additional paid-in capital                           630,178
  Accumulated deficit                                 (412,109)
                                                      --------
    Total shareholders' equity                         424,064
                                                      --------
                                                      $430,155
                                                      ========

The accompanying notes are part of the financial statements.


8



                           DISTINCTIVE DEVICES, INC.

                              STATEMENTS OF INCOME



                                       Year ended February 28

                                       1999              1998
                                       ----              -----
Revenues:
  Covenant not to compete            $27,000            $18,749
  Interest income                     21,990             24,007
  Realized gain on sale of
    securities                           500
                                     -------            -------
                                      49,940             42,756

Administrative expenses              (78,244)           (85,718)
                                     -------            -------
Net (loss)                           (28,304)           (42,962)
                                    ========            =======







Net income (loss) per common
  share(basic and diluted)          $ (0.007)          $ (0.010)
                                    ========            ========




Weighted average number of common
  shares outstanding               4,119,902           4,119,902





The accompanying notes are part of the financial statements.


9

                           DISTINCTIVE DEVICES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                           Addi-                        Gain(Loss)
                          tional    Common     Accu-        on
               Common     Paid-In  Stock(1)   mulated     Invest-
                Stock     Capital  Issuable   Deficit      ments      Total
                -----     -------  --------   -------      -----      -----
Balance at
February 28,
1997 $205,995  $566,280  $ 63,898  $(340,843)  $ (1,321)  $494,009

1998 Net (loss)                                (42,962)              (42,962)

Unrealized
gain on
investments                                                 1,531      1,531

Transfer
Common Stock
Issuable to
Additional
Paid-In
Capital(1)                63,898    (63,898)
               -------   -------    -------   --------   --------   --------
Balance at
February 28,
1998          $205,995  $630,178   $         $(383,805)  $    210   $452,578

1999 Net (loss)                                (28,304)              (28,304)

Adjust for
disposal of
investment
held for sale                                                (210)      (210)
              -------   -------    -------     -------    -------    -------

Balance at
February 28,
1999         $205,995  $630,178   $          $(412,109)  $          $424,064
              =======   =======    =======     =======    =======    =======



(1) Issuable under Plan of Reorganization confirmed December 9,1992. Holders' rights to exchange debenture and preferred stock certificates for common stock expired December 9, 1997.

The accompanying notes are part of the financial statements.




                           DISTINCTIVE DEVICES, INC.

                            STATEMENTS OF CASH FLOWS


                                          Year ended February 28
                                           1999           1998
                                           ----           ----

CASH FLOWS FROM ADMINISTRATIVE ACTIVITIES
  Net (loss)                                      $(28,304)         $(42,962)
  Adjustments to reconcile net (loss)
    to net cash provided by (used in)
    administrative activities:
      Depreciation and amortization                    360               360
      Allowance in decrease in market value
        in securities available for sale              (210)
      Realized gain on sale of securities
        held as available for sale                    (500)
     Increase in operating liabilities:
       Accounts payable and accrued expenses           171             (783)
                                                   -------           -------
          Cash (used in) in administrative
            activities                             (28,483)          (43,385)
                                                   -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of US Treasury Note           100,000
                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in non-trade receivable                   7,574             19,802
                                                   -------             ------


CASH AND CASH EQUIVALENTS
  Increase(decrease) for the period                 79,091           (23,583)
  At beginning of year                             339,539           363,122
                                                   -------           -------
  At end of year                                  $418,630          $339,539
                                                   =======           =======




SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                   $    --           $     --
  Franchise taxes paid                            $    943          $    885





The accompanying notes are part of the financial statements.



                           DISTINCTIVE DEVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 1999


NOTE A - SIGNIFICANT ACCOUNTING POLICIES
Business: The Company served solely as a holding company until its subsidiary businesses were sold July 12, 1996. Currently, the Company has no operating activities and is seeking to identify acquisition or merger opportunities.

Cash and cash equivalents: Cash and cash equivalents consist of funds on deposit with banks and money market funds.

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

Earnings per share:  Earnings per share is computed using the weighted average
number of shares of common stock outstanding during each year.   The number of
basic and diluted shares are identical since no options or other dilutive rights were outstanding at the ends of these periods.

Taxes on earnings: The Company utilizes the asset and liability method of accounting for income taxes.

Interest earned: Interest on investments and cash equivalents is recorded when earned.


NOTE B - CASH EQUIVALENTS AND INVESTMENTS
Cash equivalents at February 28, 1999, are money market funds. Investments consisting of 4-3/4% U.S. Treasury Notes, par value $100,000, matured October 31, 1998.

NOTE C - SALE OF OPERATING BUSINESSES AND RECEIVABLE FROM
         COVENANT NOT TO COMPETE

On July 12, 1996, the Company's operating businesses were sold for cash consideration of $174,000. The Company also receives payments as consideration for its covenant not to compete with the purchaser. Cash consideration approximated book value paid for accounts receivable, inventory and tooling and equipment.

Under the noncompete covenant, the Company may receive up to $156,000 during the four-year term of the agreement. The amount may be less, however, if a change occurs in control of the Company. As of February 28, 1999, the Company has received a total of $108,000. The maximum remaining amount the Company may receive under the terms of the agreement is $48,000. However, management estimates the probable value of future payments at $10,840. This amount has been calculated using the minimum payments receivable which are $750 per month for the remaining term of 16 months discounted at a 7-1/4% rate.

NOTE D - CAPITAL STOCK AND STOCK OPTIONS
In addition to common stock, the Company is authorized to issue 1,000,000 shares of preferred stock, $1 par value; no preferred shares are outstanding. The Company's Board of Directors will determine preference terms and conditions for each series of preferred stock, if issued. No options or warrants to purchase common stock were outstanding at February 28, 1999.

NOTE E - PLAN OF REORGANIZATION AND ISSUANCE OF ADDITIONAL COMMON STOCK
The Plan of Reorganization, confirmed December 9, 1992, provided for the exchange of unissued common stock for debentures and preferred stock cancelled under the Plan. To qualify for exchange, the Plan further provided that certificates representing such cancelled securities must be surrendered to the Company by December 9, 1997. The balance of the amount reserved for common stock issuable for certificates which were not surrendered by that date, in the amount of $63,898, was transferred to additional paid in capital.

NOTE F - COMMITMENTS
Annual rental expense for real property was $1,800 for 1999 and 1998. Currently, rental for the Company's Hauppauge, New York, office is $150 per month.


NOTE G - FEDERAL INCOME TAX
The Company has available for federal income tax purposes net operating loss deductions approximating $220,000 expiring as follows:

               Fiscal year 2002        59,900
                           2005        18,700
                           2006        34,900
                           2007        38,700
                           2013        40,600
                           2014        27,200
                                      -------
                                     $220,000

No amount is provided for the future value of such deductions since no assurance can be given that such deductions will be utilized.

NOTE H - SUBSEQUENT EVENT
On May 3, 1999, the Company announced that it had reached an understanding to acquire EagleView Industries, Inc. in exchange for approximately 10,000,000 shares of its unissued common stock, subject to the execution of a definitive acquisition agreement.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                Position(s) Held and
Name                    Age     Duration of Service       Family Relationship
--------------------    ---     --------------------      -------------------
Earl M. Anderson, Jr.    74     Director since 1982              None
                                President since 1977

Walter E. Freeman        74     Director since 1983              None

James R. Hawk            57     Director since 1983              None
                                Treasurer since 1979

Joanne L. Kalt           45     Director since 1990              None
                                Secretary since 1979
                                Vice President since 1976




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

Based solely upon a review of information furnished to the Issuer during the most recent fiscal year, including written representations, no director, officer of beneficial owner of more than ten percent of Issuer's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.


Item 10.  EXECUTIVE COMPENSATION

The following tables set forth compensation paid or accrued to the chief executive officer. No director of officer received compensation exceeding $100,000 for any of the last three completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal                                                All Other
Position                 Year     Paid    Deferred     Total     Compensation
------------------       ----     ----    --------     -----     ------------

Earl M. Anderson, Jr.    1999    $12,000     --       $12,000        None
President                1998     13,000     --        13,000        None
                         1997     63,000     --        63,000        None



15


Compensation does not include benefits which may be deemed personal, the amount of which cannot be precisely determined. No stock option or appreciation rights were granted for fiscal 1999.

For fiscal 1999, directors' compensation aggregated $800. Attendance was 100% at one directors' meeting held during the year.

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

Except for the arrangement described in the preceding paragraph, the Company has no formal compensatory plan or contract with respect to the employment, resignation, retirement or termination of any director or officer, nor arising from a change of control of the Issuer. However, in the event of a change of control, directors may consider the award of severance pay to the officers in recognition of their many years of service to the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners
-----------------------------------------------------

The following table identifies each person (including any group as that term is used in the Exchange Act) who is known to Issuer to be the beneficial owner of more than five percent of the Issuer's outstanding common stock as of February 28, 1999:

Title of     Name and Address of     Amount and Nature of
Class        Beneficial Owner        Beneficial Owner (1)    Percent of Class
-------      -------------------     --------------------    ----------------
Common       Earl M. Anderson, Jr.      904,500 shares             22.0%
Stock,       21693 Town Place Drive
$.05         Boca Raton, FL 33433
par
value        Spear, Leeds & Kellogg     238,141 shares              5.8%
             10 Exchange Place
             Jersey City, NJ 07302(2)

             Leonard Walker             244,750 shares              5.9%
             205 Smith Manor Blvd.
             West Orange, NJ 07052

(b)  Security Ownership of Management
--------------------------------------
The following table sets forth the number of common shares owned by each NOTE D - CAPITAL STOCK AND STOCK OPTIONS
NOTE D - CAPITAL STOCK AND STOCK OPTIONS
In addition to common stock, the Company is authorized to issue 1,000,000 shares of preferred stock, $1 par value; no preferred shares are outstanding. The Company's Board of Directors will determine preference terms and conditions for each series of preferred stock, if issued. No options or warrants to purchase common stock were outstanding at February 28, 1999.

   Boca Raton, FL 33433
par
1,000 shares               0.3%
             921 Croton Drive
             Alexandria, VA 22308

             James R. Hawk               23,500 shares               0.6%
             146 Deer Hill Avenue
             Danbury, CT 06810

             Joanne L. Kalt              48,000 shares               1.2%
             2 Blinker Light Road
             Stony Brook, NY 11790

             Directors and officers     987,000 shares              24.0%
             as a group (4 persons)

(1) The named owners have sole voting and investment powers with respect to shares held.
(2) Spear, Leeds & Kellogg is a registered broker-dealer and a member of the New York and American Stock Exchanges.





Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and index of exhibits
-----------------------------------
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to registrant.

Exhibit                                                                Page

   3      Certificate of incorporation and by-laws (incorporated
          by reference).                                                18

   4      Instruments defining the rights of holders,
          incorporated by reference).                                   19

  11      Statement re:  computation of share earnings                  19

  99      Additional Exhibits                                           19

(b)  Reports on Form 8-K
------------------------
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

(c)  Exhibits
-------------
Exhibit 3:  Certificate of Incorporation and by-laws
-------------------------------------------
(a)  Certificate of Incorporation of registrant consisting of:

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

(b) Corporate by-laws of registrant are (incorporated by reference) to Exhibit 3(b) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981.



Exhibit 4:  Instruments defining the rights of holders
------------------------------------------------------

Common Stock Certificate of registrant is incorporated herein by reference to Exhibit 4(a) to registrant's Annual Report on Form
10-K for the year ended February 28, 1981.

Exhibit 11.  Statement re:  computation of per share earnings
-------------------------------------------------------------

                                                Year ended
                                                February 28,
                                              l999        l998
                                              ----        ----

Net(loss)                                  $(28,304)  $(42,962)
Weighted average number of common
  shares outstanding                       4,119,902   4,119,902
Net (loss) per common share
  (basic and diluted)                        $(.007)     $(.0l0)

Exhibit 99:  Additional Exhibits
--------------------------------

     Press release dated May 3, 1999 re understanding to acquire
Eagleview Industries, Inc.  (See page 21 of this Report.)



                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DISTINCTIVE DEVICES, INC.
                                 -------------------------
                                        (Registrant)


May 9, 1999                      by:/s/EARL M. ANDERSON, JR.
                                    ----------------------------
                                    Earl M. Anderson, Jr.
                                    President and Principal
                                    Executive Officer


19


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





May 9, 1999                         /S/WALTER E. FREEMAN
                                    ----------------------------
                                    Walter E. Freeman
                                    Director





May 9, 1999                         /S/JAMES R. HAWK
                                    ----------------------------
                                    James R. Hawk
                                    Director, Treasurer and
                                    Principal Accounting Officer





May 9, 1999                        /S/JOANNE L. KALT
                                   -----------------------------
                                   Joanne L. Kalt
                                   Director, Vice President
                                   and Secretary





May 9, 1999                        /S/EARL M. ANDERSON, JR.
                                   -----------------------------
                                   Earl M. Anderson, Jr.
                                   Director, President and
                                   Principal Executive Officer





20

EXHIBIT
-------





FOR IMMEDIATE RELEASE
---------------------

Contact:     Earl M. Anderson, Jr., President
             Tel:  (561)416-9804            Fax:  (561)417-9803

DISTINCTIVE DEVICES, INC. ("DDI") ENTERS INTO UNDERSTANDING TO ACQUIRE EAGLEVIEW INDUSTRIES


May 3, 1999 - DDI (OTC: DDEV) announced today that it has reached an understanding with EagleView Industries, Inc. of Delray Beach, Fla. to acquire EagleView in exchange for approximately ten million shares of common stock of DDI. The acquisition is subject to execution of a definitive acquisition agreement.

EagleView intends to be a premier provider of high quality, low cost broad bandwidth connectivity for Internet, data and video- telecommunications services.

Statements in this news release concerning future results, performances, expectations or intentions are forward-looking statements. Actual results or developments may differ materially from those expressed or implied by such statements as a consequence of known or unknown risks, uncertainties and other factors.


(End of News Release)







21