Form 10KSB/A
period 1999-02-28
DISTINCTIVE DEVICES INC
filed 1999-06-25
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/a

                            Commission number 0-2749

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



                              PURPOSE OF AMENDMENT

This amendment to the Annual Reort on Form 10-KSB for the fiscal year ended February 29, 1999 amends and modifies:

Item 7.  Financial Statments:  Statements of Income

Item 7.  Financial Statements:  Statements of Cash Flows




                           DISTINCTIVE DEVICES, INC.

                              STATEMENTS OF INCOME



                                       Year ended February 28

                                       1999              1998
                                       ----              -----
Revenues:
  Covenant not to compete            $27,000            $18,749
  Interest income                     22,440             24,007
  Realized gain on sale of
    securities                           500
                                     -------            -------
                                      49,940             42,756

Administrative expenses              (78,244)           (85,718)
                                     -------            -------
Net (loss)                           (28,304)           (42,962)
                                    ========            =======







Net (loss) per common
  share(basic and diluted)          $ (0.007)          $ (0.010)
                                    ========            ========




Weighted average number of common
  shares outstanding               4,119,902           4,119,902





The accompanying notes are part of the financial statements.




                           DISTINCTIVE DEVICES, INC.
                            STATEMENTS OF CASH FLOWS


                                                      Year ended February 28
                                                       1999           1998
                                                       ----           ----

CASH FLOWS FROM ADMINISTRATIVE ACTIVITIES
  Net (loss)                                      $(28,304)         $(42,962)
  Adjustments to reconcile net (loss)
    to net cash provided by (used in)
    administrative activities:
      Depreciation and amortization                    360               360
      Change in the allowance for an
        unrealized (gain) loss in
        securities available for sale                 (210)
      Realized gain on sale of securities
        held as available for sale                    (500)
     Increase in operating liabilities:
       Accounts payable and accrued expenses           171             (783)
                                                   -------           -------
          Cash (used in) in administrative
            activities                             (28,483)          (43,385)
                                                   -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of US Treasury Note           100,000
                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in non-trade receivable                   7,574             19,802
                                                   -------             ------


CASH AND CASH EQUIVALENTS
  Increase(decrease) for the period                 79,091           (23,583)
  At beginning of year                             339,539           363,122
                                                   -------           -------
  At end of year                                  $418,630          $339,539
                                                   =======           =======




SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                   $    --           $     --
  Franchise taxes paid                            $    943          $    885




The accompanying notes are part of the financial statements.