Form 10QSB
period 1999-05-31
DISTINCTIVE DEVICES INC
filed 1999-07-12
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT

                     For the transition period from      to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

4,119,902 shares of issuer's common stock, $.05 par value, were outstanding at May 31, 1999. Issuer has no other class of common equity.


                           DISTINCTIVE DEVICES, INC.

                                     INDEX



                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Balance sheets--
       May 31, 1999 and February 28, 1999                    3

     Statements of income--
       Three months ended May 31, 1999 and 1998              4

     Statements of cash flows--
       Three months ended May 31, 1999 and 1998              5

     Notes to financial statements--
       May 31, 1999                                          6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION, RESULTS OF OPERATIONS AND PENDING
         ACQUISITION                                         7



PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                   8

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                    8



SIGNATURES                                                   8





2
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           DISTINCTIVE DEVICES, INC.
                                 BALANCE SHEETS
                                         May 31,    February 28,
                                          1999          1999
                                      (Unaudited)     (Audited)
ASSETS
Current assets
  Cash and cash equivalents            $ 409,906      $ 418,630
  Receivable, covenant not to
    compete, current portion               8,255          8,355
                                        --------      ---------
      Total Current Assets               418,161        426,985

Receivable, covenant not to
  compete, long term portion                 750          2,900
Property and equipment, net                  180            270
                                        --------       --------
                                       $ 419,091      $ 430,155
                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable
    and accrued expenses               $   6,240      $   6,091
                                        --------       --------
    Total Current Liabilities              6,240          6,091

Commitments and contingencies..
  See accompanying notes

Shareholders' equity
  Preferred stock, $1.00 par value
    Shares authorized - 1,000,000
    Issued and outstanding - None
  Common stock, $.05 par value
    Shares authorized - 20,000,000
    Issued and outstanding-4,119,902     205,995       205,995
  Additional paid-in capital             630,178       630,178
  Accumulated deficit                   (423,322)      (412,109)
                                        --------      --------
    Total Shareholders' Equity           412,851       424,064
                                        --------      --------
                                        $419,091      $430,155
                                        ========      ========

The accompanying notes are part of the financial statements.



                           DISTINCTIVE DEVICES, INC.
                              STATEMENTS OF INCOME
(UNAUDITED)


                                      Three months ended May 31,

                                       1999              1998
                                       ----              -----
Revenues:
  Covenant not to compete            $ 6,750            $ 6,750
  Interest income                      4,568              6,333
                                     -------            -------
                                      11,318             13,083

Administrative expenses              (22,531)           (19,447)
                                     -------            -------
Net (loss)                           (11,213)            (6,364)
                                    ========            =======







Net (loss) per common
  share(basic and diluted)          $ (0.003)          $ (0.002)
                                    ========            ========




Weighted average number of common
  shares outstanding               4,119,902           4,119,902







The accompanying notes are part of the financial statements.


                           DISTINCTIVE DEVICES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                             Three months ended May 31,
                                                 1999             1998
                                                 ----             ----


CASH FLOWS FROM ADMINISTRATIVE ACTIVITIES
  Net (loss)                                    $(11,213)           $ (6,364)
  Adjustments to reconcile net (loss)
    to net cash provided by (used in)
    administrative activities:
      Depreciation and amortization                   90                  90
      Increase(Decrease) in operating liabilities:
         Accounts payable and accrued
           expenses                                  149              (2,365)
                                                 -------             -------
                                                 (10,974)             (8,639)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in non-trade receivable                 2,250               1,829
                                                 -------              ------
                                                   2,250               1,829

CASH AND CASH EQUIVALENTS
  (Decrease) for the period                       (8,724)             (6,810)

  At beginning of period                         418,630             339,539
                                                 -------             -------
  At end of period                               409,906            $332,729
                                                 =======             =======




SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid                                 $    --             $     --

  Franchise taxes paid                          $    877            $    380



The accompanying notes are part of the financial statements.


                           DISTINCTIVE DEVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 1999 are not necessarily indicative of results that may be expected for the year ended February 29, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 1999.


NOTE B - CURRENT AND LONG-TERM RECEIVABLES FROM COVENANT NOT TO
         COMPETE

The Company's operating assets and businesses were sold on July 12, 1996. Pursuant to terms of the sale agreement the Company currently receives, from the buyer, noncompete consideration of $3,000 per month of which $2,250 is recorded as income and $750 as a reduction in the related receivable. Payments would be reduced to $750 per month upon a change in control of the Company.
The final noncompete payment is due June 16, 2000.

NOTE C - SUBSEQUENT EVENT

On June 18, 1999, the Company entered into a definitive agreement to acquire approximately 80% of the equity of EagleView Industries, Inc. (EVI). The transaction is scheduled to close August 4, 1999. Following the closing control of the Company will pass to EVI's largest shareholder, EagleView Technologies, Inc. Remaining EVI shares would be acquired at a later date. The Company would issue a total of approximately 10,000,000 shares of its unissued common stock if all EVI shares are acquired.

6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION, RESULTS OF OPERATIONS AND PENDING
         ACQUISITION

RESULTS OF OPERATIONS: Since the sale of our businesses on July 12, 1996, we have had no operating revenues. As a consequence, losses resulted for the three-month periods ended May 31, 1999 and 1998. For information regarding the business sale agreement, reference is made to our Annual Report on Form 10-KSB for the year ended February 28, 1997.

Revenues include noncompete consideration and interest earned on cash equivalents and investments. Noncompete consideration earned during the three-month periods does not include payments received which were previously classified (on a discounted basis) as receivable from the covenant not to compete.

FINANCIAL CONDITION: Except for estimated amounts to be received from the buyer of the Company's businesses, assets consist of cash and cash equivalents. Liabilities represent routine administrative expenses, either payable or accrued at the balance sheet date. The Company has no debt.

PENDING ACQUISITION: On June 18,1999 we entered into a definitive agreement to acquire approximately 80% of the outstanding equity of EagleView Industries, Inc. ("Industries") in exchange for approximately 8,000,000 shares of our unissued Common Stock. The parties expect to close this transaction August 4, 1999. Upon closing, control of the Company would pass to EagleView Technologies, Inc., the largest shareholder of Industries. At a later date (or dates) the remainder of Industries' equity would be acquired by issuance of an additional 2,000,000 shares, approximately, of the Company's Common Stock.

Industries intends to provide high quality, low cost broad bandwidth wireless connectivity for Internet, data and video- telecommunication services. To date, Industries has had no operating revenues.

Statements in this Report concerning future activities, events, expectations, performance or intentions are "forward looking statements". Actual activities or developments may differ materially from those expressed or implied by such statements as the result of known or unknown risks, uncertainties and other factors.


7
PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No Report on Form 8-K was filed during the period for which this Quarterly Report is filed.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                  DISTINCTIVE DEVICES, INC.




June 26, 1999                     /s/ EARL M. ANDERSON, JR.
                                      Earl M. Anderson, Jr.
                                      President and Principal
                                      Executive Officer






June 26, 1999                     /s/ JAMES R. HAWK
                                      James R. Hawk
                                      Treasurer and Principal
                                      Accounting Officer