Form 10QSB
period 1999-09-30
DISTINCTIVE DEVICES INC
filed 1999-11-09
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT

                  For the transition period from ____ to ____

                         Commission file number 0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

       New York                                            13-1999951
(State of incorporation or organization)          (IRS Identification No.)

         110 E. Atlantic Avenue, Suite 230, Delray Beach, Florida   33444
          (Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number:  (516) 274-4233

            1324 Motor Parkway, Suite 134, Hauppauge, New York 11788
                           (Issuer's former address)

                             Year ended February 28
                         (Issuer's former fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

12,292,954 shares of issuer's common stock, $.05 par value, were outstanding at September 30, 1999. Issuer has no other class of common equity.


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                                     INDEX

                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     Consolidated balance sheets--
       September 30, 1999 and December 31, 1998              3

     Consolidated statements of operations--
       Three and nine months ended September 30, 1999
       Inception to September 30, 1999                       4

     Consolidated statement of changes in stockholders'
       equity--
       Nine months ended September 30, 1999                  5

     Consolidated statements of cash flows--
       Nine months ended September 30, 1999
       Inception to September 30, 1999                       6

     Notes to financial statements--
       September 30, 1999                                    7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                 9



PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES                              11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                   12



SIGNATURES                                                  13



2
PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                    DISTINCTIVE DEVICES, INC.AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                     ASSETS

                                  September 30, 1999  December 31, 1998
CURRENT ASSETS
  Cash                               $ 807,010       $        5
  Due from Related Parties               8,636              100
                                       --------       ---------
      Total Current Assets             815,646              105

PROPERTY AND EQUIPMENT, net             60,956

OTHER ASSETS                             4,154
                                       --------        --------
                                     $ 880,756        $     105
                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable
    and accrued liabilities          $ 121,709        $
                                      --------         --------
    MINORITY INTEREST                  107,324
                                      --------         --------
STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.05
    Authorized 20,000,000 Shares       614,648              300
  Additional Paid-In Capital           476,687
  Deficit Accumulated During the
    Development Stage                 (439,612)            (195)
                                      --------         --------
                                       651,723              105
                                      --------         --------
                                     $ 880,756        $     105
                                      ========         ========


The Accompanying Notes are an Integral Part of these Financial Statements.

3




                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)



                                                                Period From
                                Nine Months  Three Months   February 5, 1998
                                     Ended        Ended        (Inception to)
                                 September 30, September 30,    September 30,
                               1999          1999              1999
                                 ------------  ----------    ----------


Revenue                          $              $                $
                                  ----------     ----------        ---------

General and Administrative
  Expenses                         443,294        159,883           443,489
                                  ----------     ----------        ---------
Loss from Operations Before
  Other Revenue                   (443,294)      (159,883)         (443,489)

Interest and Other Income            3,877          3,877             3,877
                                  ---------      ---------         ---------

Net Loss                         $(439,417)     $(156,006)        $(439,612)
                                  =========      =========         =========

Net Loss Per Common Share
  (Basic and Diluted)            $    (.04)     $    (.01)        $    (.04)
                                  =========      =========         =========

Weighted Average Number of
  Common Shares Outstanding      12,292,954     12,292,954        12,292,954
                                 ==========     ==========        ==========


The Accompanying Notes are an Integral Part of these Financial Statements.


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)


                                                                    Deficit
                                                                  Accumulated
                                                   Additional     During the
                                  Common Stock       Paid-In      Development
                               Shares      Amount     Capital         Stage
                               ------      ------   ----------    -----------

Balance at
  December 31, 1998 (a)      3,000,000   $    300    $             $    (195)

Retro-active restatement
  for recapitalization       3,000,000    299,700
Discount on share
  restatement                            (299,700)
                             ---------    -------     --------      ---------

Restated balance at
  December 31, 1998          6,000,000        300                       (195)

Reversal of discount on
  share restatement                       299,700      (299,700)
Issuance of Shares
  for cash                   2,051,340    102,567       891,463
Acquisition of assets on
  consolidation              4,241,614    212,081      (115,076)
Net Loss                                                            (439,417)
                            ----------    -------      --------      --------
Balance at
  September 30, 1999        12,292,954   $614,648      $476,687    $(439,612)
                            ==========    =======       =======     =========


(a) Information relative to Distinctive Devices, Inc. prior to August 10, 1999 has not been included in this statement. The information has been omitted since, as a result of the August 10, 1999 recapitalization, it would not be relevant to an understanding of the Company's current activities.


The Accompanying Notes are an Integral Part of these Financial Statements.


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)



                                                                Period From
                                            Nine Months      February 5, 1998
                                               Ended          (Inception) to
                                            September 30,      September 30,
                                               1999                 1999
                                            ------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                  $ (439,417)       $ (439,612)
  Adjustments to Reconcile Net (loss)
    to Net Cash Used in Operating
    activities:
      Depreciation expense                         4,833             4,833
        Change in Assets
        (Increase) in Other Assets                (4,154)           (4,154)
        Increase in Accounts Payable             121,709           l21,709
                                                 -------           -------
          Net Cash Used in Operating
            Activities                          (317,029)         (317,224)
                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment             (65,789)          (65,789)
                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Common Stock         994,030           994,330
  Advance to Related Parties                      (8,536)           (8,636)
  Net Assets Received on Recapitalization        204,329           204,329
                                                --------          --------
    Net Cash Provided by Financing
      Activities                               1,189,823         1,190,023
                                               ---------         ---------
    Increase in Cash                             807,005           807,010

Cash:

    Beginning                                          5                 0
                                               ---------         ---------
    Ending                                    $  807,010        $  807,010
                                               =========         =========


The Accompanying Notes are an Integral Part of these Financial Statements

6
                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiary, EagleView Industries, Inc. (EagleView), and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ended December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 1999 and information included in Form 8-K/A dated August 10, 1999.

Organization
Eagle View was incorporated in Florida on February 5, 1998. EagleView at December 31, 1998, was a wholly owned Subsidiary of EagleView Technologies, Inc. (EVT), a Florida corporation and a company in the telecommunications industry. EagleView was established to engage in the development and implementation of high quality, low cost bandwidth wireless connectivity for Internet, data and video telecommunications services. Currently, EagleView is focusing on high-speed digital wireless Ethernet and Internet access systems. As of September 30, 1999, EagleView was in the development stage, planned operations have not commenced and its activities were limited to the establishment of the Corporation.

Net Loss Per Share
Basic and diluted net loss per share represents net loss divided by the weighted average number of shares outstanding for the period. In calculating the net loss per share, effect has been given to the issuance of the 8,173,052 shares as a result of the recapitalization (Note 2).

NOTE 2:  RECAPITALIZATION

On August 10, 1999, DDI acquired 80.7% of the outstanding common stock of EagleView. DDI issued 8,051,340 shares of its common stock to certain stockholders of EagleView on a two for one basis as part of the acquisition plus 121,712 shares of common stock as a finder's fee to an individual. The stock exchange agreement also provides that within thirteen months following the closing date, DDI will offer to exchange additional shares of the common stock for the balance of EagleView common stock and that DDI will issue, as additional finder's fee, such number of shares which will equal 1% of the common shares issued in exchange for the balance of the EagleView common stock. As a result of this transaction, control of the corporation was effectively changed and at September 30, 1999, EVT owned approximately 60% of DDI. For accounting purposes, the acquisition has been treated as a recapitalization of EagleView with EagleView as the acquirer (reverse acquisition), consequently, goodwill has not been recorded on the merger.

Information relative to DDI prior to August 10, 1999 has been omitted from these consolidated financial statements since, as a result of the recapitalization, such information is not relevant to an understanding of the Company's current activities. In addition, quarterly information for the quarter ended September 30, 1998 for EagleView was not significant and therefore has been omitted.

NOTE 3:  PRIVATE PLACEMENT

EagleView began offering October 1, 1998, in a private placement, 2,000,000 shares of its $.0001 par value common stock, at a price of $.50 per share. The shares were offered on a best efforts basis with no minimum. The offering terminated August 10, 1999 upon completion of the recapitalization (Note 2).

During the nine months ending September 30, 1999, EagleView issued 1,988,060 shares of common stock for $994,030 in cash.


NOTE 4:  RELATED PARTY TRANSACTIONS

Net advances to EVT for working capital aggregated $2,849 at September 30, 1999. In addition, EagleView has made advances on behalf of a company, in which the president of EagleView is a stockholder, of $5,200 at September 30, 1999. These advances are non-interest bearing, unsecured and provide no set repayment terms.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     On August 10, 1999, Distinctive Devices, Inc. ("DDI" or "the Company") acquired an 80.7% equity interest in EagleView Industries, Inc., a Florida corporation ("EagleView"), in exchange for 8,051,340 shares of our common stock. Control of the Company thereby passed to EagleView Technologies, Inc., a Florida corporation ("EVT"). EVT held 74.4% of EagleView prior to the acquisition and now holds 60.4% of our outstanding shares. Mr. Michael J. Paolini is the principal shareholder of EVT and is now the President and Chief Executive Officer of the Company.

     In connection with the acquisition we also issued 121,712 shares as finder's compensation and further agreed to issue within thirteen months of the acquisition date, above, an additional 1,944,028 shares, including finder's compensation, in exchange for the remaining equity of EagleView.

     For accounting purposes the transaction has been handled as a recapitalization of EagleView and a reverse acquisition of DDI by EagleView (see Note 2 to the within financial statements). As a consequence we have adopted EagleView's calendar fiscal year, for tax and financial reporting purposes, in place of DDI's fiscal year which heretofore ended in February. It is intended that EagleView shall operate as a DDI subsidiary for the foreseeable future.

     EagleView is a development stage company, organized in February 1998, and has had no operating revenue to date. Utilizing an antenna array system developed by Mr. Paolini and EagleView, we intend to provide low cost, broad bandwidth, wireless connectivity for Internet, data and video-telecommunications services. Mr. Paolini, who holds several telecommunications patents, has filed a patent application with respect to the antenna array system and proprietary aspects of the system technology is available to the Company on a royalty-free basis.

     On October 7, 1999, EagleView entered into a strategic alliance with Verio, Inc. (NASDAQ: VRIO), a leading Web-hosting company and provider of high-speed Internet connectivity in 170 countries. Verio is the exclusive business Web-hosting provider for AOL and CompuServe, among others.

     Under this alliance EagleView intends to provide wireless Internet connectivity for Verio customers who do not have access to trunk lines or local loops, or who are in locales where access is overly-costly or is not currently available. It is planned that Verio-EagleView wireless service will be launched in the next few months in the New York City area.

     Recently, EagleView was named as an authorized reseller for BreezeCom, the exclusive U.S. marketer of the wireless equipment used in EagleView's antenna array system.

RESULTS OF OPERATIONS

     For the nine-month period ended September 30, 1999, a net loss of approximately $440,000 was incurred on a consolidated basis as though the combination of DDI and EagleView had occurred January 1, 1999. EagleView's development stage expenses for the period were in like amount. As explained in
Note 2 to the financial statements, DDI's income and expenses prior to the acquisition date of August 10, 1999, were not included in the consolidated results. DDI has had no operating activities since its businesses were sold in 1996.

FINANCIAL CONDITION

     EagleView's development stage expenses were funded by the sale, on a private basis, of its common stock for cash consideration approximating $1 million (see Note 3 to the financial statements). Given EagleView's intention to launch wireless services in the New York City area within the next few months, and the new equipment purchases required in connection therewith, funds currently held by the Company should be sufficient in amount to cover operating expenses, including such purchases, for the next six months. Aside from current liabilities, the Company has no debt.

     To provide future funding for the expansion of wireless services to other areas, preliminary discussions are underway with prospective investment sources. It is too early to predict the investment terms that might be proposed by such investors but these may entail the issuance of additional shares of our common stock.

OTHER MATTERS

     Statements in this report concerning future events, results, performance, expectations or intentions are forward-looking statements. Actual developments or results may differ materially from those expressed or implied by such statements as a consequence of known or unknown risks, uncertainties and/or other factors.


PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

(c) As reported by the registrant in its Current Report on Form 8-K dated August 10, 1999, on August 10, 1999, pursuant to a Stock Exchange Agreement, as amended (the "Agreement"), between the registrant and six persons holding 80.7% of the outstanding shares of common stock of EagleView Industries, Inc. ("EagleView"), the registrant acquired such outstanding shares of common stock of EagleView in exchange for the issue of 8,051,340 shares of the registrant's common stock.

     In connection with services rendered by James W. Wolff to the registrant as a finder in introducing EagleView to the registrant, the registrant issued to him a finder's fee of 121,712 shares of the registrant's common stock, a number equal to one percent (1%) of the registrant's common stock outstanding immediately following the closing of the acquisition of the EagleView shares.

     In connection with this transaction and pursuant to the terms of both the Agreement and the Contract with James W. Wolff, each of the six shareholders of EagleView and James W. Wolff agreed that the shares of common stock of the registrant being acquired by each was being taken for investment purposes only and not with a view to the distribution of such shares. Further, each acknowledged that the shares of registrant's common stock which they were to receive were "restricted securities" as such term is defined under Rule 144 and that no sale or transfer of such shares would be made unless registered under the Securities Act of 1933, as amended, or transferred pursuant to an exemption from such registration. A legend to the effect of the immediately preceding sentence was placed on each certificate evidencing the shares so issued.

     By reason of the number of persons involved in the transactions described above, and on the basis of representations and warranties set forth in the Agreement by each of the shareholders of EagleView and Mr. Wolff, the issue of registrant's shares to the shareholders of EagleView and Mr. Wolff were exempt from registration under the Securities Act of 1933, as amended, by reason of
Section 4(2) of such Act as transactions by an issuer not involving any public offer.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits

Exhibit                                                    Page
   2   Plan of Acquisition (incorporated by reference)      13

  19   Reports furnished to security holders
       (incorporated by reference)                          13

(b)  Reports on Form 8-K

(i) A Report on Form 8-K dated June 18, 1999 was filed June 22, 1999 with respect to the execution of a definitive agreement among registrant and certain shareholders of EagleView which provided for the exchange of registrant's common stock for the common stock of EagleView held by such shareholders.

(ii) A Report on Form 8-K dated August 10, 1999 was filed August 24, 1999 with respect to the closing of the above-mentioned stock exchange transaction, as more fully described herein in Part I, Item 2, of this Report.

(iii) A Report on Form 8-K/A dated August 10, 1999 was filed October 4, 1999 which provided audited financial statements of EagleView from inception, February 5, 1998, to December 31, 1998, unaudited statements of EagleView for the six months ended June 30, 1999, unaudited statements of registrant for the seven months ended June 30, 1999 and the unaudited proforma consolidated statements of registrant and EagleView for the interim period ended June 30, 1999.

(iv)   A Report on Form 8-K dated September 23, 1999 was filed
       October 5, 1999 with respect to a change in registrant's fiscal year which previously ended February 28 or 29, to a calendar fiscal year ending December 31.

(v) No other Report on Form 8-K was filed dated during the four-month period covered by this Quarterly Report.

(c)  Exhibits

Exhibit 2.  Plan of Acquisition

     The Stock Exchange Agreement, dated June 18, 1999, is incorporated herein by reference to the Exhibits to the Report on Form 8-K dated June 18, 1999 and filed June 22, 1999.

     The Amendment to the Stock Exchange Agreement, dated August 6, 1999, is incorporated herein by reference to the Exhibits to the Schedule 13D dated August 10, 1999 and filed August 24, 1999 on behalf of EagleView Technologies, Inc., EagleView Properties, Inc., Michael J. Paolini and Kimberly Paolini.

     For changes in registrant's financial condition and stockholders' equity resulting from the acquisition, reference is made to the financial statements herein, at Part I, Item 1, of this Report.

Exhibit 19.  Reports furnished to Securityholders

     An Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14(f)(1) thereunder was filed with the Commission on August 11, 1999 and is incorporated herein by reference. The Statement was mailed or delivered to registrant's security holders on or about August 13, 1999.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DISTINCTIVE DEVICES, INC.



Dated:  November 8, 1999          by:  /s/EARL M. ANDERSON, JR.
                                  Earl M. Anderson, Jr.
                                  Chief Financial Officer
                                  Vice President and Secretary