Form 10KSB
period 1999-12-31
DISTINCTIVE DEVICES INC
filed 2000-03-30
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


         (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

                                   13-1999951
                          (I.R.S. Identification No.)

         110 E. Atlantic Avenue, Suite 230, Delray Beach, Florida 33444
                    (Address of principal executive offices)

                   Issuer's telephone number:  (561)274-4233

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.05 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer is a development stage company and had no operating revenues for the fiscal year ended December 31, 1999. Non-operating revenues for the year were $11,800.

The aggregate market value of voting stock held by non-affiliates of the issuer approximated $32,300,000 as of February 29, 2000, computed by reference to the average of the bid and asked prices for such stock as reported by the National Quotation Bureau.

15,444,264 shares of issuer's common stock, $.05 par value, were outstanding at February 29, 2000. Issuer had no other class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE:   None

This Annual Report on Form 10-KSB has 31 pages. The Exhibit Index (Item 13(a)) is at page 16.


                                     INDEX

PART I                                                    Page
Item 1.     DESCRIPTION OF BUSINESS                         4

Item 2.     DESCRIPTION OF PROPERTIES                       7

Item 3.     LEGAL PROCEEDINGS                               8

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                8

PART II
Item 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                             8

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                            9

Item 7.     FINANCIAL STATMENTS                            10
              Index to Financial Statements               F-1
              Report of Independent Auditors              F-2
              Financial Statements                        F-3
              Notes to Financial Statements               F-7

Item 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                           10

PART III
Item 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
            PERSONS;  COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT                               10

Item 10.    EXECUTIVE COMPENSATION                         12

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                          13

Item 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                   15

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K               15

            SIGNATURES                                     18

                                     PART I

Item 1.  DESCRIPTION OF THE BUSINESS

1999 Acquisition and Background

Distinctive Devices, Inc. is a New York corporation organized in 1961 (herein referred to as "we", "our", "issuer" or "the Company"). Originally a third party lessor of IBM keypunch equipment (which became obsolete in the 1970s), we later imported and manufactured consumer electronic products, primarily soil and water test instruments. That business was sold in 1996 (see our Report on Form 10-KSB for the fiscal year ended February 28, 1997). Following a search for a suitable merger partner, we acquired an 80.7% equity interest in EagleView Industries, Inc. ("Eagleview") on August 10, 1999.

In exchange for this interest, we issued 8,051,340 shares of our common stock to EagleView's parent, EagleView Technologies, Inc. ("EVT") and certain other EagleView shareholders. We also issued 121,712 shares as a finder's fee. As a result, EVT became the holder of 7,421,340 shares, or 60.37%, of our common stock and thereby assumed control of the Company. Further, Michael J. Paolini, President and principal shareholder of EVT, became President and Chief Executive Officer of the Company and the Company moved its offices from Hauppauge, New York to Delray Beach, Florida.

At the closing of the exchange transaction, and pursuant to provisions of the related definitive agreement, two of the Company's directors resigned, namely, Joanne L. Kalt and James R. Hawk, and the EagleView shareholders who were parties to the agreement, including EVT, designated four persons who were elected to serve as directors, namely, Mr. Paolini, Alfred M. Carroccia, Jr., Executive Vice President of EVT, and two incumbent directors, Earl M. Anderson, Jr. and Walter E. Freeman. Mr. Carroccia subsequently resigned, in February 2000.

For accounting purposes, the acquisition was treated as a recapitalization of EagleView with EagleView as the acquirer (reverse acquisition). Also, we adopted EagleView's fiscal year which ends December 31 (formerly February 28).

The Stock Exchange Agreement further provides that, within thirteen months of the acquisition date (August 10, 1999), we will offer to exchange 1,924,780 shares of our common stock for the remaining 19.3% of EagleView's outstanding shares. The exchange ratio will be two shares of our stock for each EagleView share, the same ratio utilized for the 80.7% acquisition. An added 19,248 shares will be payable to the finder, assuming that all remaining EagleView shares are tendered in response to the offer.

EagleView Industries, Inc. ("EagleView")

EagleView is a Florida corporation organized in February 1998 to develop an antenna array system (the "System") intended to provide low cost, two-way, broad bandwidth microwave connectivity for Internet, data and video-telecommunications services. The System would make available to subscribers a high speed, wireless "last mile" connection to the Internet, bypassing the local loop, or landline, connection offered by local telephone companies.

EagleView has had no operating revenues, to the date of this Report.

The System utilizes frequency bandwidths which are regulated by the Federal Communications Commission ("FCC"), but operations, within these bands, do not require FCC licensing. The Company plans to erect custom-designed antenna array towers to provide wireless service to metropolitan areas, in the U.S. and elsewhere. The first of these towers is now in place, intended to provide service to subscribers in Manhattan, New York City, and northern New Jersey (see "Subsequent Events" at Item 6 of this Report).

The System's operation is dependent upon line-of-sight contact between the antenna array tower and a small transceiver device installed at the subscriber's premises, either inside a window or outside the subscriber's building. The System can provide wireless connection service to a multiplicity of users from a single antenna array tower and has an effective range of about 40 miles.

The equipment which controls transmissions and reception at the System's antenna tower and at subscriber's premises is manufactured abroad and distributed by a U.S. company. The tower antennas and other System components are available from a number of U.S. and foreign sources. To date, no delays have been experienced in obtaining such equipment as needed.

Operation of the System requires access, at the tower location, to high speed, broad bandwidth, Internet service, known as T-3. While regional telephone companies and other providers offer this service, in most, if not all, major U.S. metropolitan areas, the final connection, between the Internet and the customer, is via a local loop owned and operated by a regional telephone company. Thus far, we have been unable to obtain this level of service in the New York City area. (For more information, see Subsequent Events, below).

Mr. Paolini, who holds several telecommunications patents, is the principal architect of the System. He filed a patent application with respect thereto in 1998. Subsequently, he assigned all rights in the technology and patents to EVT. Pursuant to the terms of an agreement executed June 1, 1999, EVT granted to EagleView an exclusive license to all rights to the System's technology, including patent rights, if issued, on a royalty-free basis for the term of the patent.

Our principal competitors will be telephone companies who offer local loop connections to T-3 Internet service in markets which we choose to enter. A number of companies have recently announced plans to offer a similar service utilizing antenna towers assembled by a U.S. company. To our knowledge, such towers are more costly than ours, employ a different modulation, or communication, design, and can service fewer subscribers from a single tower location.

The Company is engaged in telecommunications, a single industry segment.


Subsequent Events

During January and February 2000, we raised $3,151,310 in new equity capital by way of a private placement of restricted common stock at $1.00 per share. This sum is sufficient to meet working capital needs for a year, or more, and to implement our current plan of operations (see Item 6 of this Report). The private placement was terminated February 29, 2000.

Also, during January and February, we erected an antenna array tower atop a building in Union City, New Jersey, intended to provide wireless Internet access for prospective subscribers located in Manhattan and northeast New Jersey. Construction costs were covered by equity capital available to the Company.

The System has been tested in "point-to-point" demonstrations to several sites in Manhattan. Tests have been conducted utilizing T-1 access to the Internet, which is available at our Union City location. However, full use of the System, for "point-to-multipoint" operations, requires Internet access at the T-3 level.

Some time ago we placed an order for T-3 Internet access with MCIWorldcom ("MCI"), for service at our Union City location. While promised an early connection, it has not yet been made available. In the New York City area, MCI Internet services are delivered via a local loop connection. The loop is owned and operated by a subsidiary of Bell Atlantic, the local regional telephone company. At last report, we were advised by MCI that Bell Atlantic reports that it is temporarily out of local loop T-3 facilities in New Jersey.

In case we encounter further delays in establishing a T-3 Internet connection via the local loop, we are exploring alternative means of obtaining T-3 access. Commercial operations in the New York City area cannot begin until such access is established.

No significant costs were incurred in the erection of our New Jersey tower in order to comply with federal, state or local environmental laws, nor are such laws expected to effect tower operations.

Currently, the Company has eleven employees, nine on a full-time basis.


Item 2.  DESCRIPTION OF PROPERTIES

For the last ten months of 1999, lease expense was $1,400 per month, plus taxes, operating expenses and common area maintenance charges, for the Company's headquarters premises located in a multi-story office building in Delray Beach, Florida. The lease expires in 2004.

In December 1999, a lease was entered into for roof rights and office space atop and in a multi-store building located in Union City, New Jersey. The lease expires in 2004 and includes renewal options. In March 2000, the Company leased additional space at its Delray Beach headquarters.

Assuming no other leases are entered into, aggregate rental expense for 2000 should approximate $6,200 per month including taxes, operating expenses and common area maintenance. All existing leases are subject to annual rental increases ranging from 3% to 5%.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1999.


PART II

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Issuer's common stock, $.05 par value, is traded over-the-counter under the symbol DDEV. Quotations are reported in the OTC Bulletin Board and the National Quotation Bureau Pink Sheets. We have no other equity security outstanding.

Information furnished by the National Quotation Bureau reports the range of high and low bid quotations for each quarterly period during the two most recent fiscal years, as set forth below. Quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                        Bid Prices
                                 1999                 1998
                             -----------          -----------
                             High    Low          High    Low
Fiscal quarter ended:
March 31                     0.26    0.15         0.17    0.16
June 30                      0.94    0.26         0.27    0.17
September 30                 0.94    0.53         0.21    0.21
December 31                  4.00    0.69         0.21    0.13

At February 29, 2000, our common stock was held by approximately 1,600 holders of record. We estimate that an added 300 to 400 persons hold our stock in Street Name.

The Company has never paid a dividend on its common stock and there is no plan to do so in the foreseeable future.

8
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

Plan of Operation

The operating plan for the next twelve months envisions (i) securing access to T-3 Internet service at our New Jersey tower location and, when such access is available, (ii) commencement of commercial operations in the New York City area, (iii) adding video-conferencing to our service offerings and (iv) the possible erection of another array tower, facing the east side of Manhattan, to better serve prospective subscribers in that locale. We also intend to formulate plans for entering a second U.S. metropolitan market, as yet to be selected.

Funds on hand are sufficient to implement the foregoing plan, given that our private placement, early this year, raised more than $3 million in new equity (see Subsequent Events at Item 1 of this Report).

Additional funding may be needed to implement entry into a second U.S. market. Such funding will be needed to enter added markets. Technical personnel will be needed, as well, to facilitate expansion to key cities.

Research and development costs are largely behind, given completion of our first array tower in New Jersey. The only significant equipment purchase contemplated, at this time, relates to the possible construction of a second array tower in the New York City area, mentioned above. Some increase in employees will be required if we move beyond the New York City market.

Risks and Uncertainties

Please refer to Note 1 to the within Financial Statements.

STATEMENTS CONTAINED HEREIN AND ELSEWHERE IN THIS REPORT CONCERNING FUTURE ACTIVITIES, PERFORMANCE OR INTENTIONS ARE FORWARD-LOOKING STATEMENTS WHICH, BY THEIR NATURE, INVOLVE RISK AND UNCERTAINTY BECAUSE THEY RELATE TO EVENTS, AND DEPEND ON CIRCUMSTANCES, THAT WILL OCCUR IN THE FUTURE, MANY OF WHICH ARE NOT WITHIN THE COMPANY'S CONTROL. ACTUAL RESULTS AND EVENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH STATEMENTS AS THE RESULT OF KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND/OR OTHER FACTORS AND THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE CORRECT.


9
Item 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are filed under this Item, beginning at page F-1 of this Report.


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Distinctive Devices, Inc. and Subsidiary
(Development Stage Companies)
Delray Beach, Florida


We have audited the accompanying consolidated balance sheets of Distinctive Devices, Inc. and Subsidiary (Development Stage Companies) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1999 and from February 5, 1998 (inception) to December 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and from February 5, 1998 (inception) to December 31, 1998 and 1999, in conformity with generally accepted accounting principles.


GOLDSTEIN LEWIN & CO.


Boca Raton, Florida
March 3, 2000


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,
                                                   1998                 1999

                                     ASSETS

CURRENT ASSETS
    Cash                                        $     5             $ 429,259
    Due from Related Parties                        100
                                                 ------              --------
              Total Current Assets                  105               429,259

PROPERTY AND EQUIPMENT, Net                                           238,705

OTHER ASSETS                                                            5,203
                                                 ------               -------
                                                $   105             $ 673,167
                                                 ======               =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities   $                    $   2,714
    Accrued Legal Fees                                                 11,514
    Due to Related Parties                                             95,000
                                                 ------               -------
                   Total Current Liabilities                          109,228
                                                 ------               -------
COMMITMENTS

MINORITY INTEREST                                                      72,821
                                                 ------               -------
STOCKHOLDERS' EQUITY
    Common Stock, Par Value $.05; Authorized
      20,000,000 Shares                         300,000               614,648
    Additional Paid-In Capital                 (299,700)              483,429
    Deficit Accumulated During
      the Development Stage                        (195)             (606,959)
                                                -------               -------
                                                    105               491,118
                                                -------               -------
                                               $    105             $ 673,167
                                                 ======               =======


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Period From February 5, 1998
                                    Year Ended   (Inception) to December 31,
                             December 31, 1999     1998               1999

Revenue                         $                $              $

General and Administrative
Expenses                           737,609              195          737,804
                                   -------          -------          -------
Operating Loss                    (737,609)            (195)        (737,804)

Interest and Other Income           11,800                            11,800
                                   -------          -------          -------
                                  (725,809)            (195)        (726,004)

Minority Interest                  119,045                           119,045
                                   -------          -------          -------
Net Loss                        $ (606,764)      $     (195)    $   (606,959)


Weighted Average Shares of
    Common Stock Outstanding     8,496,751        6,000,000        7,313,133
                                 ---------        ---------        ---------
Loss Per Share -
Basic and Diluted               $    (0.07)      $    (0.00)    $      (0.08)
                                 =========        =========        =========


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                               Additional  Deficit Accumulated
                          Common Stock         Paid-In     During the
                         Shares     Amount     Capital     Development Stage

Initial Issuance
of Shares for Cash       6,000,000  $ 300,000  $(299,700)  $

Net Loss                                                         (195)
                         ---------    -------    -------      -------
Balance at
December 31, 1998        6,000,000    300,000   (299,700)        (195)

Issuance of Shares
for Cash (Notes 3 and 4) 2,051,340    102,567    699,597
Acquisition of Net
Assets on
Recapitalization (Note 3)4,119,902    205,995     (1,666)
Issuance of Shares
for Services               121,712      6,086     85,198
Net Loss                                                     (606,764)
                         ---------    -------    -------      -------
Balance at
December 31, 1999       12,292,954  $ 614,648  $ 483,429   $ (606,959)






                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                             YEAR ENDED          FEBRUARY 5, 1998 (INCEPTION)
                                             DECEMBER 31,        TO DECEMBER 31,
                                             1999                1998             1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                                  $(606,764           $    (195)       $ (606,959)
 Adjustments to Reconcile Net (Loss) to Net
  Cash Used in Operating Activities:
   Depreciation Expense                         11,048                                11,048
   Minority Interest in Net Loss              (119,045)                             (119,045)
   Issuance of Shares for Services              91,284                                91,284
   Change in Assets and Liabilities,
    Net of the Effect
    of the Recapitalization
     (Increase) Decrease in:
      Due from Related Party                       100                (100)
      Other Assets                              (2,198)                               (2,198)
      Increase in:
       Accounts Payable                         14,228                                14,228
       Due to Related Parties                 (102,700)                             (102,700)
                                               -------             -------           -------
       Net Cash Used in Operating Activities  (714,047)               (295)         (714,342)
                                               =======             =======           =======

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment           (249,633)                             (249,633)
 Cash Effect of Recapitalization               398,904                               398,904
                                               -------             -------           -------
        Net Cash Used in Investing Activities  149,271                               149,271
                                               -------             -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Issuance of Common Stock        994,030                 300           994,330
                                               -------             -------           -------
       Increase in Cash                        429,254                   5           429,259

Cash:

      Beginning                                      5
                                               -------             -------           ------
      Ending                                 $ 429,259           $       5        $  429,259
                                               =======             =======           =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
 In Conjunction with the Recapitalization, Assets Acquired
  and Liabilities Assumed Were as Follows:
   Assets Acquired                           $ 402,029                            $  402,029
                                               =======                               =======
   Liabilities Assumed                       $ 197,700                            $  197,700
                                               =======                               =======
   Issuance of Shares for Services           $  91,284                            $   91,284
                                               =======                               =======

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Consolidation

The consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiary, EagleView Industries, Inc. (EagleView) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. EagleView was incorporated in Florida on February 5, 1998.

EagleView prior to August 10, 1999 (Note 3) was a subsidiary of EagleView Technologies, Inc. (EVT), a Florida corporation and a company in the telecommunications industry. EagleView was established to engage in the development and implementation of high quality, low cost broad bandwidth wireless connectivity for Internet, data and video telecommunications services. Currently, EagleView is focusing on high-speed digital wireless Ethernet and Internet access systems. As of December 31, 1999, EagleView was in the development stage, planned operations have not commenced and its activities were limited to the establishment of the Corporation.

Information relative to DDI prior to August 10, 1999 has been omitted from these consolidated financial statements since, as a result of the recapitalization, such information is not relevant to an understanding of the Company's current activities.

Risk and Uncertainties

The Company is subject to all of the risks inherent in an early stage company in the telecommunications and Internet industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon a consumer acceptance of wireless services and the Internet, wireless services and Internet related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the assets' estimated useful lives.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 2000 (as amended by SFAS 137). The Company is assessing the impact this statement will have on the financial statements.

Net Loss Per Share

Basic and diluted net loss per share represents net loss divided by the weighted average number of shares outstanding for the period excluding the loss attributed to the minority interest.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable, accrued liabilities and liabilities to related parties approximate fair value because of the short maturity of the instruments and the provision, if any, for what management believes to be adequate reserves for potential losses.

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Concentration Of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.


NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1999:

                                                                 Lives
                                                                 In Years

 Furniture                          $   9,212                       10
 Technical Equipment                  167,649                        5
 Computer Equipment                    72,892                        5
                                      -------
                                      249,753
 Less:  Accumulated Depreciation       11,048
                                      -------
                                    $ 238,705
                                      =======

NOTE 3: RECAPITALIZATION

On August 10, 1999, DDI acquired 80.7% of the outstanding common stock of EagleView. DDI issued 8,051,340 shares of its common stock to certain stockholders of EagleView on a two for one basis as part of the acquisition plus 121,712 shares of common stock as a finder's fee to an individual. The stock exchange agreement also provides that within thirteen months following the closing date, DDI will offer to exchange additional shares of the common stock for the balance of EagleView common stock and that DDI will issue, as an additional finder's fee, such number of shares which will equal 1% of the common shares issued in exchange for the balance of the EagleView common stock. As a result of this transaction, control of the corporation was effectively changed and at December 31, 1999, EVT owned approximately 60% of DDI. For accounting purposes, the acquisition has been treated as a recapitalization of EagleView with EagleView as the acquirer (reverse acquisition), consequently, goodwill has not been recorded on the merger. The share amounts have been retroactively restated to reflect the conversion, on the two for one basis, with an adjustment to additional paid-in capital for the resultant differences in par value. Prior to the reorganization, DDI had 4,119,902 shares outstanding.

NOTE 4: PRIVATE PLACEMENT

On October 1, 1998, EagleView began offering in a private placement, 2,000,000 shares of its $.0001 par value common stock, at a price of $.50 per share. The shares were offered on a best efforts basis with no minimum. The offering terminated August 10, 1999 upon completion of the recapitalization (Note 3).

During the year ended December 31, 1999, EagleView issued 1,988,060 shares of its common stock for $994,030 in cash.

NOTE 5: INCOME TAXES

The deficit accumulated during the development stage, February 5, 1998 (inception) through December 31, 1999 of approximately $601,000 is capitalized for income tax purposes as accumulated start-up costs, and is to be amortized over a sixty-month period beginning upon commencement of operations. The Company has recorded a valuation allowance of approximately $225,000 with respect to any future tax benefits arising from the amortization of the development costs due to the uncertainty of their ultimate realization.

NOTE 6: COMMITMENTS

Licensing Agreement

The Company has entered into a licensing agreement with EVT. The Agreement provides for the Company to have the exclusive use of certain technology for a nominal fee of $1 per month.

Management Agreement

The Company has entered into a management agreement with EVT, whereby EVT will provide management, accounting and administrative services for a fee of $8,000 per month. The Agreement is effective January 1, 1999, and has no fixed termination date. Management fees aggregate $96,000, $96,000 and $0 for the year ended December 31, 1999, and the periods from February 5, 1998 (inception) to December 31, 1999 and 1998, respectively.

Operating Leases

The Company has entered into noncancelable operating leases for facilities in Florida and New Jersey. The leases provide for monthly base rents plus tax, operating expenses and common area maintenance. The base rents of the leases are subject to annual increases of 5%. The leases expire in 2004. The New Jersey lease provides for two five-year renewal options. Subsequent to December 31, 1999, the Company entered into a noncancelable lease for additional office space in Florida, providing for monthly base rent plus tax, operating expenses and common area maintenance. The base rent is subject to annual increases of 3% and expires in 2005.

Future minimum lease payments under the noncancelable operating leases for each of the years subsequent to December 31, 1999 is as follows:

                  Year Ending December 31,

                        2000              $   54,932
                        2001                  60,526
                        2002                  63,165
                        2003                  65,923
                        2004                  50,428
                        2005                   3,560
                                             -------
                                          $  298,534
                                             =======

Rent expense aggregated $19,434, $19,434 and $0 for the year ended December 31, 1999, and the periods from February 5, 1998, (inception) to December 31, 1999 and 1998, respectively.

NOTE 7: RELATED PARTIES

At December 31, 1999, $95,000 represents severance pay due to the former President and former Secretary of the Company incurred prior to the recapitalization.

NOTE 8: SUBSEQUENT EVENT

Private Placement

In 2000, the Company offered shares of its $0.05 par value common stock in a private placement. The shares were offered on a best efforts basis at a subscription price of $1 per share. As of February 29, 2000, the Company had placed $3,151,310 in shares.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a Board Meeting held November 23, 1999, directors designated Goldstein Lewin & Co., Boca Raton, Florida, as the Company's Certifying Accountants to replace the Company's former accounting firm located in New York. Goldstein Lewin & Co. has served as independent accountants to EagleView since its inception and EagleView is the Company's sole operating activity. Following the Meeting, and at our request, the former accounting firm submitted its resignation.

Audit reports issued by our current and former independent accountants for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were such reports modified in any way, nor were there any disagreements with the firms on any matter of accounting principles or practices, financial disclosure or audit scope or procedures.

We held discussions with representatives of Goldstein Lewin & Co., at various times, with respect to (i) the manner in which the exchange of stock on August 10, 1999, would be recorded for accounting purposes, (ii) the resulting decision to treat the transaction as a reverse acquisition and recapitalization of EagleView, (iii) the change in the Company's fiscal year from February 28 to December 31 and (iv) the consequent change in filing dates for the Company's future Reports on Form 10-QSB.


                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                            Positions Held and        Family
Name                  Age   Duration of Service     Relationship
------------------    ---    -------------------     -----------
Michael J. Paolini     58   Director since 1999         None
                            President since 1999
                            Treasurer since 2000
0
Sanjay S. Mody         42   Director since 2000         None
                            Executive Vice President
                             since 2000

Earl M. Anderson, Jr.  75   Director since 1982         None
                            Vice President & Secretary
                             since 1999

David R. Anderson      50   Director since 2000         None
                            Vice President
                             since 2000

Kevin R. Cihelka       49   Director since 2000         None
                            Vice President
                             since 2000

Walter E. Freeman      75   Director since 1983         None


The term of office of all directors will expire at the next Annual Meeting of Stockholders and when their respective successors have been duly elected and qualified. Officers serve at the pleasure of the directors. Aside from the Audit Committee, the board has no standing committees. The following information provides a brief account of the business experience of the directors and officers and their principal occupations during the past five years.

Mr. Paolini has been President of EagleView since its inception and President of the Company since August 10, 1999. He also serves as President of EagleView's parent, EVT. He has over thirty years' experience in the design, manufacture and implementation of satellite, cable and microwave systems. He is considered to be an expert in these fields and he holds several telecommunication patents. Mr. Paolini has filed patent applications covering the Company's antenna array system which, if granted, will be available to the Company on a royalty-free basis. Mr. Paolini serves as the Company's Chief Executive Officer and Chief Financial Officer.

Mr. Mody joined the Company in March 2000 as a director and as Chief Operating Officer. Prior thereto he served for four years as a Vice President of Laidlaw Global Securities, Inc., New York City. Before that, he served for one year as a Vice President of Dean Witter & Co. He holds equity interests in technology companies in his native India.

Mr. Earl M. Anderson has acted as an independent management consultant for more than thirty years. He served as the Company's President for twenty years, prior to its acquisition of EagleView last year. He is a director of Sunair Electronics, Inc., an unaffiliated company and a manufacturer of high frequency, single sideband, radio equipment.

Mr. David R. Anderson has served for the past twelve years as a telecommunications consultant with assignments involving Internet service providers, microwave distribution, cellular phones and broadcast TV and radio. He was employed by EagleView in 1999.

Mr. Cihelka has more than ten years experience in wireless industry marketing and finance. He was Vice President of EVT from 1993 to 1997, when he joined EagleView, EVT's subsidiary.

Mr. Freeman has acted as a financial consultant and bank management advisor, in Alexandria, Virginia, since 1982. He is the Chairman and sole member of the Company's Audit Committee.

Based solely upon a review of information furnished to the Company during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than ten percent of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.


Item 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued to the chief executive officer. No director or officer received compensation exceeding $100,000 for any of the last three completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal                                                All Other
Position               Year     Paid      Deferred     Total     Compensation
------------------     ----     ----      --------     -----     ------------

Michael J. Paolini     1999   $96,000(1)    -----     $96,000(1)     None
President and CEO

Earl M. Anderson, Jr.  1998   $12,000       -----     $12,000        None
President and CEO      1997   $13,000       -----     $13,000        None


12
(1) EagleView has a management services agreement with EVT, its former parent, whereunder Mr. Paolini, who is also EVT's President, will devote 90% of his business time to EagleView operations. Thereunder, EagleView pays EVT $8,000 monthly for the services of Mr. Paolini and his wife, Kimberly Paolini, who handles internal accounting functions for EagleView.

Compensation does not include benefits which may be deemed personal, the amount of which cannot be precisely determined. No stock options or stock appreciation rights were granted in 1999.

Compensation of $1,000 was paid to a non-employee director in 1999. One board meeting was held during the year at which attendance was 100%. Other matters requiring board action were taken by the unanimous written consent of directors, in lieu of a meeting.

Except for the management services agreement described in Note 1, above, the Company has no formal compensatory plan or contract, with respect to the employment, resignation, retirement or termination of any director or officer, nor arising from a change in control of the Company.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

The following table identifies each person (including any 'group', as that term is used in the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company's voting securities as of February 29, 2000.


Title of  Name and Address of              Amount and Nature of    Percent of
Class      Beneficial Owner                 Beneficial Owner (1)    Class (2)
--------  ------------------               ---------------------   ----------

Common    EagleView Technologies, Inc.(3)     7,421,340 shares       48.05%
Stock,    110 E. Atlantic Ave., Ste. 230
$.05      Delray Beach, FL 33444
par
value     EagleView Properties, Inc. (3)      7,421,340 shares       48.05%
          110 E. Atlantic Ave., Ste. 230
          Delray Beach, FL 33444

          Michael J. Paolini (3)              7,421,340 shares       48.05%
          110 E. Atlantic Ave., Ste. 230
          Delray Beach, FL 33444

          Kimberly Paolini (3)                7,421,340 shares       48.05%
          110 E. Atlantic Ave., Ste. 230
          Delray Beach, FL 33444

          Earl M. Anderson, Jr.                 904,500 shares        5.86%
          21693 Town Place Drive
          Boca Raton, FL 33433

(b)  Security Ownership of Management

The following table sets forth the number of common shares owned by directors, and by all directors and officers as a group, as of February 29, 2000.


Title of  Name and Address of              Amount and Nature of    Percent of
Class      Beneficial Owner                 Beneficial Owner (1)    Class (2)
--------  ------------------               ---------------------   ----------

Common    Michael J. Paolini (3)             7,421,340 shares         48.05%
Stock,    110 E. Atlantic Ave., Ste. 230
$.05      Delray Beach, FL 33444
par
value     Sanjay S. Mody                       750,000 shares          4.86%
          35 Harvard Street
          Closter, NJ 07624

          Earl M. Anderson, Jr.                904,500 shares          5.86%
          21693 Town Place Drive
          Boca Raton, FL 33433

          Walter E. Freeman                     30,000 shares          0.19%
          921 Croton Drive
          Alexandria, VA 22308

          Directors and Officers             9,105,840 shares         58.96%
          as a group (6 persons)


(1) Unless otherwise noted, we believe that all persons named in the tables have sole voting and investment power with respect to all shares owned by them.

(2)  Based upon 15,444,264 shares outstanding at February 29,
     2000.
4
(3) EagleView Properties, Inc., ("Properties") a Florida corporation, owns 79.58% of the outstanding common stock of EVT. Mr. Paolini owns 51% of Properties' outstanding shares and his wife, Kimberly Paolini, owns 24%. He is a director and President of Properties. Each of Michael and Kimberly Paolini are deemed to be beneficial owners of the Properties shares owned by the other. Accordingly, each is deemed to be the owner of 75% of Properties' outstanding stock. Consequently, each of Properties, Michael and Kimberly Paolini, by reason of their ability to control the voting of the Company shares held by EVT, may be deemed to be the beneficial owner of the Company stock held by EVT. Each of Michael and Kimberly Paolini disclaim beneficial ownership of Properties shares owned by the other. Further, they each disclaim ownership of the common stock of the Company deemed to be beneficially owned by Properties.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the past two years, nor have any been proposed, to which the Company was or is to be a party and in which any director, officer, director nominee or five percent security holder had, or is to have, a direct or indirect material interest, except for the issuance of 7,421,340 shares of our common stock to EVT, a corporation controlled by Mr. Paolini, as described in Item 1 of this Report.

Currently, 48.05% of our outstanding common stock is held by EVT which, in turn, is 79.58% owned by Properties which, in turn, is 51% owned by Mr. Paolini. For further information, refer to Note 3 to the preceding Item 12 of this Report.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and index of exhibits

The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to registrant.

Exhibit                                                                Page
   2      Plan of Acquisition (incorporated by reference)               16

   3      Certificate of incorporation and by-laws (incorporated by reference).
17

   4      Instruments defining the rights of holders,
          (incorporated by reference).                                  17

  11      Statement re:  computation of  per share earnings             17

  16      Letter on change in certifying accountants
          (incorporated by reference)                                   18

  21      Subsidiaries of the registrant                                18

  27      Financial Data Schedule


(b)  Reports on Form 8-K

The following reports on Form 8K were filed during the fourth quarter of the period for which this Annual Report is filed.

  (i)   Report on Form 8-K/A dated August 10, 1999, filed October 24, 1999 re:
        Financial Statements

  (ii)  Report on Form 8-K dated November 23, 1999, filed December 6, 1999 re:
        Change in Certifying Accountants

(c)  Exhibits

Exhibit 2.  Plan of Acquisition

The acquisition of an 80.7% equity interest in EagleView on August 10, 1999, is described in Item 1 of this Report, which is incorporated herein by reference. For further information, the following filings are also incorporated herein by reference.

(i)    Report on Form 8-K dated June 18, 1999, filed June 22, 1999, re:
Definitive Stock Exchange Agreement.

(ii) Schedule 13D dated August 10, 1999, filed August 24, 1999, re: Amendment to Definitive Stock Exchange Agreement.

(iii)  Report on Form 8-K dated August 10, 1999, filed August 24, 1999, re:
Change in Control and Finder's Fee Agreement.

(iv)   Schedule 14(f) dated August 11, 1999, filed August 13, 1999, re:
Information Statement.

(v)    Report on Form 8-K/A dated August 10, 1999, filed October 24, 1999, re:
Financial Statements and Change in Fiscal Year.

(vi) Report on Form 10-QSB for the quarter ended September 30, 1999, filed November 8, 1999.

(vii)  Report on Form 8-K dated November 23, 1999, filed December 6, 1999, re:
Change in Certifying Accountants.

Exhibit 3:  Certificate of Incorporation and by-laws

(i) The Certificate of Incorporation of registrant consists of the Restated Certificate of Incorporation dated June 21, 1965 and Certificates of Amendment thereof dated October 21, 1969, August 1, 1973, September 9, 1974, and August 25, 1976, which are incorporated herein by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981; and

     Certificate of Amendment of the Certificate of Incorporation dated September 16, 1983, is incorporated herein by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the year ended February 29, 1984.

(ii) The Corporate By-Laws of registrant are incorporated herein by reference to Exhibit 3(b) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981.

Exhibit 4:  Instruments defining the rights of holders

The Common Stock Certificate of registrant is incorporated herein by reference to Exhibit 4(a) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981.


Exhibit 11.  Statement re:  computation of per share earnings

                                                      Year ended December 31,
                                                         l999        l998
                                                         ----        ----
Net(loss)                                             $(606,764)     $(195)
Weighted average number of common
  shares outstanding                                   8,496,751   6,000,000
Net (loss) per common share
  (basic and diluted)                                   $(0.07)     $(0.00)


Exhibit 16.  Letter on Change in Certifying Accountants

The Letter on Change in Certifying Accountants is incorporated herein by reference to registrant's Report on Form 8-K dated November 23, 1999, filed December 6, 1999.


Exhibit 21.  Subsidiaries of the registrant

The Company has one subsidiary, EagleView, a Florida corporation.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DISTINCTIVE DEVICES, INC.
                                             (Registrant)



March 27, 2000                    by: /s/ MICHAEL J. PAOLINI
                                      ----------------------
                                      Michael J. Paolini
                                      President and Treasurer
                                      Chief Executive Officer
                                      Chief Financial Officer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 28, 2000                       /s/ SANJAY S. MODY
                                     ------------------
                                     Sanjay S. Mody
                                     Director
                                     Executive Vice President
                                     Chief Operating Officer





March 27, 2000                       /s/ EARL M. ANDERSON, JR.
                                     -------------------------
                                     Earl M. Anderson, Jr.
                                     Director and Vice President
                                     and Secretary




March 27, 2000                      /s/ DAVID R. ANDERSON
                                    ---------------------
                                    David R. Anderson
                                    Director and Vice President




March 27, 2000                     /s/ KEVIN R. CIHELKA
                                   --------------------
                                   Kevin R. Cihelka
                                   Director and Vice President




March 28, 2000                     /s/ WALTER E. FREEMAN
                                   ---------------------
                                   Walter E. Freeman
                                   Director




March 27, 2000                    /s/ MICHAEL J. PAOLINI
                                  ----------------------
                                  Michael J. Paolini
                                  Director, President,
                                  Treasurer, Chief Executive
                                  and Chief Financial Officer