Form 10QSB
period 2000-03-31
DISTINCTIVE DEVICES INC
filed 2000-05-15
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

                              For the transition period from      to
                         Commission file number 0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

     New York                                               13-1999951
(State of incorporation or organization)             (IRS Identification No.)

         110 E. Atlantic Avenue, Suite 230, Delray Beach, Florida  33444
          (Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number:  (561)274-4233

                                      N/A
                           (Issuer's former address)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

17,163,404 shares of issuer's common stock, $.05 par value, were outstanding at April 30, 2000. Issuer has no other class of common equity.

                                      [1]

                                     INDEX

                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets--
                 March 31, 2000                                     3

           Condensed Consolidated Statements Of Operations--
               Three months ended March 31, 2000 and 1999
               February 5, 1998 Inception to March 31, 2000         4

          Condensed Consolidated Statements Of Changes In
              Stockholders' Equity--
              Inception to March 31, 2000                           5

          Condensed Consolidated Statements Of Cash Flows--
               Three months ended March 31, 2000 and 1999
               February 5, 1998 Inception to March 31, 2000         6

          Notes To The Condensed Consolidated Financial
              Statements                                            7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION                                         8


PART II - OTHER INFORMATION

Item 2.      CHANGES IN SECURITIES                                 10

Item 5.      OTHER INFORMATION                                     10

Item 6.      EXHIBITS AND REPORTS ON FROM 8-K                      11


             SIGNATURES                                            11


                                      [2]

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                   March 31,
                                                                       2000
                                     ASSETS
CURRENT ASSETS
 Cash                                                        $ 2,724,207
 Due from Related Parties
                                                               ---------
                  Total Current Assets                         2,724,207

PROPERTY AND EQUIPMENT, Net                                      498,431

OTHER ASSETS                                                      27,582
                                                               --------
                                                             $ 3,250,220
                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities                 $    23,047
    Due to Related Parties
                                                               ---------
                   Total Current Liabilities                      23,047
                                                               ---------

COMMITMENTS

MINORITY INTEREST

STOCKHOLDERS' EQUITY
    Preferred Stock, Par Value $1; Authorized
      1,000,000 Shares, Issued 0 Shares
    Common Stock, Par Value $.05; Authorized
      20,000,000 Shares                                          858,170
    Additional Paid-In Capital                                 3,396,717
    Deficit Accumulated During
      the Development Stage                                   (1,027,714)
                                                               ---------
                                                               3,227,173
                                                               ---------
                                                             $ 3,250,220
                                                               =========

The Accompanying Notes are an Integral Part of These Financial Statements

                                      [3]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                 Period From
                                                                 February 5,1998
                                    Three Months Ended March 31, (Inception) to
                                       2000           1999        March 31, 2000


Revenue                                $              $             $

General and Administrative Expenses         499,775        87,161     1,237,579
                                            -------        ------     ---------
Operating Loss                             (499,775)      (87,161)   (1,237,579)

Interest and Other Income                     6,199                      17,999
                                              -----        ------        ------
                                           (493,576)      (87,161)   (1,219,580)

Minority Interest                            51,628         2,963       170,673

Net Loss                               $   (441,948)  $   (84,198)  $(1,048,907)
                                            =======        ======     =========


Weighted Average Shares of
 Common Stock Outstanding                14,510,235     6,000,000     8,147,442

Loss Per Share - Basic and Diluted     $      (0.03)  $     (0.01)  $     (0.13)
                                          =========     =========     =========


   The Accompanying Notes are an Integral Part of These Financial Statements

                                      [4]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                            Deficit
                                                Additional  Accumulated
                            Common Stock        Paid-in     During the
                        Shares       Amount     Capital     Development Stage

Initial Issuance
of Shares for Cash      6,000,000    $300,000   $ (299,700)   $

Net Loss                        -           -            -           (195)
                        ---------     -------      -------            ---
Balance at
December 31, 1998       6,000,000     300,000     (299,700)          (195)

Issuance of Shares
for Cash                2,051,340     102,567      699,597
Acquisition of Net
Assets on
Recapitalization        4,119,902     205,995       (1,666)
Issuance of Shares
for Services              121,712       6,086       85,198
Net Loss                                                         (606,764)
                        ---------     -------       ------        -------
Balance at
December 31, 1999      12,292,954     614,648      483,429       (606,959)

(unaudited)
Issuance of Shares
for Cash (Note 4)       3,156,810     157,841    2,998,969
Issuance of Shares
for Minority Interest   1,713,640      85,681      (85,681)
Reduction of Minority
Interest                                                           21,193
Net Loss                                                         (441,948)
                        ---------     -------    ---------        -------
Balance at
March 31, 2000
(unaudited)            17,163,404    $858,170   $3,396,717    $(1,027,714)


   The Accompanying Notes are an Integral Part of These Financial Statements

                                      [5]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                Period From
                                                                February 5, 1998
                                    Three Months Ended March 31, (Inception) to
                                       2000          1999        March 31, 2000

CASH FLOWS FROM OPERATING
 ACTIVITIES                            $ (578,860)   $ (72,479)   $(1,293,202)


CASH FLOWS FROM
INVESTING ACTIVITIES
 Purchase of Property and Equipment      (283,002)     (19,916)      (532,635)
 Cash Effect of Recapitalization                                      398,904
                                          -------       ------        -------
     Net Cash Used in Investing
      Activities                         (283,002)     (19,916)      (133,731)
                                          -------       ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Issuance of
 Common Stock                           3,156,810      204,120      4,151,140
                                        ---------      -------      ---------
   Increase in Cash                     2,294,948      111,725      2,724,207

Cash:

      Beginning                           429,259            5
                                          -------      -------      --------
      Ending                           $ 2,724,207   $ 111,730    $ 2,724,207
                                         =========     =======      =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                                      [6]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiary, EagleView Industries, Inc. (EagleView).


NOTE 2:       INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of December 31, 1999 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the results of their operations and cash flows for the three months ended March 31, 2000 and 1999. The re sults of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2000.


NOTE 3:         CAPITAL STRUCTURE

Preferred Stock

The Company has 1,000,000 shares of preferred stock (par value $1) authorized. The Board has authority to issue the shares in one or more series and to fix the designation preferences, powers and other rights as it deems appropriate. No shares of preferred stock have been issued.

Common Stock

The Company has 20,000,000 shares of common stock (par value $.05) authorized. Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

                                      [7]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:     PRIVATE PLACEMENT
During the quarter ended March 31, 2000, DDI offered in a private placement, shares of its $.05 par value common stock, at a price of $1 per share. The shares were offered on a best efforts basis with no minimum and DDI issued an aggregate of 3,156,810 shares of its common stock for $3,156,810 in cash.

NOTE 5:     MINORITY INTEREST
During the quarter ended March 31, 2000, DDI exchanged 1,713,640 shares of its common stock for 856,820 shares of EagleView common stock held by minority shareholders. As a result of this transaction, at March 31, 2000, DDI owned approximately 97.9% of the outstanding shares of EagleView. As this is a continuation of the August 10, 1999 recapitalization, no goodwill has been recorded and only an adjustment to additional paid-in capital has been made for the resultant differences in par value.

As a result of the EagleView stockholders' deficit, the minority interest has been reduced to zero with a corresponding offset to equity.

NOTE 6:     SUBSEQUENT EVENT
The Company has signed a letter of intent to acquire a satellite teleport business, consisting of two privately held companies, for a combination of cash and the Company's common stock.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     The plan of operation described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (filed March 30, 2000), remains unchanged. As reported therein, and in Notes to the Financial Statements in the preceding Item of this Report, more than $3 million in new equity was raised during the quarter ended March 31, 2000. At the end of the quarter $2.7 million in cash remained available. This sum is sufficient to fund the plan of operation, including working capital requirements for the next 12 months.

     During the quarter ended March 31, 2000, our subsidiary, EagleView Industries, Inc. ("EagleView"), completed construction of its antenna array tower atop a building in Union City, New Jersey. The tower is intended to provide low cost, two-way, high-speed, broadband wireless Internet access for prospective subscribers located in Manhattan and northeast New Jersey. Costs were fully covered by available equity capital.

                                      [8]

     During February and March 2000, we exchanged 1,713,640 shares of our common stock for most of the common stock of EagleView which was not acquired when we exchanged 8,051,340 shares of our stock for 80.7% of EagleView's equity
on August 10, 1999.   Following this latest exchange the Company holds 97.9% of
EagleView's outstanding shares.   Another exchange offer will be made, later
this year, to acquire the 2.1% remainder.

     As a consequence of this latest exchange we will issue to a finder 17,136 shares of our common stock. The finder received 121,712 shares after the initial exchange on August 10, 1999.

     The Company has had no operating revenue to the date of this Report.


Subsequent Events

a) On May 10, 2000, EagleView's New Jersey array tower was connected to the local loop maintained by BellAtlantic for T-3 Internet service. The final connection, between the local loop and the Internet backbone access to be provided by MCIWorldCom, should be completed within days. T-3 service is required in order to provide the full range of intended Internet services to multiple prospective subscribers in the New York City area. Given this imminent final connection, commercial operations are expected to begin within weeks.

b)  On April 5, 2000, the Company announced it had executed a letter of intent
to acquire a satellite teleport business.   Two privately-held companies are
involved, under common ownership.

     One firm holds domestic and international licenses to provide uplink and downlink satellite circuits to its customers for data, video, Internet and compressed voice connectivity. The second firm is a system integrator, which designs, equips and installs, on a turnkey basis, satellite teleport facilities for other companies.

     Based upon unaudited financial information provided by the prospective acquirees, their combined sales for calendar year 1999 exceeded $6 million with pre-tax earnings over $800,000. The financial statements will be audited by our independent accountants. Completion of the transaction is subject to execution of a mutually acceptable definitive purchase and sale agreement.

     The announced acquisition price is $6 million, to consist of cash and the Company's common stock. While we believe that the cash portion can be funded by the private sale of our restricted common stock, there can be no assurance that such funds will be available.

                                      [9]

Risks and Uncertainties

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



PART II    OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     In February and March 2000, the Company exchanged 1,713,640 shares of its common stock for 856,820 shares of its subsidiary, EagleView, pursuant to an exchange offer made to substantially all of the then-remaining shareholders of
EagleView, other than the Company.   The offer and exchange was made pursuant
to Section 4(2) of the Securities Act of 1933, as amended, and SEC Rule 506, promulgated under that Act.

     During the three months ended March 31, 2000, the Company sold 3,156,810 shares of its common stock at a price of $1.00 per share, to accredited and
sophisticated investors.   The sales were made pursuant to Section 4(2) of the
Securities Exchange Act of 1933, as amended, and Rule506 promulgated under that Act.

Item 5.  OTHER INFORMATION

     During April 2000 disputes arose between Mr. Sanjay Mody and other operation officers of the Company with respect to operating and investment policies, and other matters. Mr. Mody became a director and officer of the Company on February 29, 2000, when he was appointed Executive Vice President and Chief Operating Officer. Mr. Mody was removed from these offices, and terminated as an employee, at a meeting of the Company's Board of Directors held May 3, 2000. However, in the absence of his resignation, he remains a director of the Company.

     In March 2000 an employment agreement was entered into between Mr. Mody
and the Company's President, Mr. Paolini.   The agreement is included as an
exhibit to this Report. The agreement was not approved by the Company's directors and it was subsequently rescinded by Mr. Paolini.

                                      [10]

     Counsel to Mr. Mody has advised counsel to the Company that Mr. Mody may proceed to arbitration, as provided for in the agreement. If so, we believe that the Company's defenses and counterclaims are sufficient to negate any claims that Mr. Mody may put forward.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     The employment agreement referred to in the preceding Item is included herein as an exhibit to this Report.

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DISTINCTIVE DEVICES, INC.


Dated:  May 12, 2000                            By:  /s/ MICHAEL J. PAOLINI
                                                Michael J. Paolini
                                                President and Treasurer
                                                Chief Executive Officer
                                                Chief Financial Officer

                                      [11]