Form 10QSB
period 2000-06-30
DISTINCTIVE DEVICES INC
filed 2000-08-14
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         110 E. Atlantic Avenue, Suite 240, Delray Beach, Florida 33444
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

 Yes(X)  No( )

17,163,404 shares of issuer's common stock, $.05 par value, were outstanding at July 31, 2000. Issuer has no other class of common equity.

                                     INDEX

                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets--
                 June 30, 2000                                        3
           Condensed Consolidated Statements Of Operations--
               Three months ended June 30, 2000 and 1999
               February 5, 1998 Inception to June 30, 2000            4

          Condensed Consolidated Statements Of Changes In
              Stockholders' Equity--
              Inception to June 30, 2000                              5

          Condensed Consolidated Statements Of Cash Flows--
               Three months ended June 30, 2000 and 1999
               February 5, 1998 Inception to June 30, 2000            6

          Notes To The Condensed Consolidated Financial
          Statements                                                  7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION                                                   9



PART II - OTHER INFORMATION
Item 5.   OTHER INFORMATION                                          10

Item 6.      EXHIBITS AND REPORTS ON FROM 8-K                        10


SIGNATURES                                                           11

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS


                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                               June 30,
                                                                 2000
                                     ASSETS
CURRENT ASSETS
    Cash                                                     $ 1,453,292
    Other Receivables                                            290,000
    Prepaid Expenses                                              14,000
                                                               ---------
                   Total Current Assets                        1,757,292

PROPERTY AND EQUIPMENT, Net                                      838,267

OTHER ASSETS                                                      69,954
                                                               ---------
                                                             $ 2,665,513
                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities                 $    18,763
                                                                  ------
COMMITMENTS

MINORITY INTEREST

STOCKHOLDERS' EQUITY
    Preferred Stock, Par Value $1; Authorized
      1,000,000 Shares, Issued 0 Shares
    Common Stock, Par Value $.05; Authorized
      20,000,000 Shares                                          858,170
    Additional Paid-In Capital                                 3,396,717
    Deficit Accumulated During
      the Development Stage                                   (1,608,137)
                                                               ---------
                                                               2,646,750
                                                               ---------
                                                             $ 2,665,513
                                                               =========
The Accompanying Notes are an Integral Part of These Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                      Three Months                   Six Months               Period From
                          Ended                        Ended                  February 5, 1998
                         June 30,                     June 30,                (Inception) to
                    2000           1999         2000          1999            June 30, 2000
Revenue             $             $             $             $               $

General and
  Administrative
  Expenses              606,768       196,250     1,106,543       283,411       1,844,347
                        -------       -------     ---------       -------       ---------
Operating Loss         (606,768)     (196,250)   (1,106,543)     (283,411)     (1,844,347)

Interest and Other
  Income                 26,345                      32,544                        44,344
                        -------        -------    ---------       -------       ---------
                       (580,423)      (196,250)  (1,073,999)     (283,411)     (1,800,003)

Minority Interest                       32,010       51,628        34,973         170,673
                        -------        -------    ---------       -------
Net Loss            $  (580,423)  $   (164,240) $(1,022,371)  $  (248,438)    $(1,629,330)
                        =======        =======    =========       =======       =========

Weighted Average
  Shares of
  Common Stock
  Outstanding        17,163,404      6,000,000   15,838,826     6,000,000       9,084,045
                     ==========      =========   ==========     =========       =========

Loss Per Share--
  Basic and
  Diluted           $     (0.03)  $      (0.03) $     (0.06)  $     (0.04)    $     (0.18)
                       ========        =======      =======       =======       =========

The Accompanying Notes are an Integral Part of These Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                                 Deficit
                                                                             Additional          Accumulated
                                                Common Stock                 Paid-in             During the
                                        Shares              Amount           Capital             Development Stage
Initial Issuance of Shares for Cash     6,000,000           $   300,000      $  (299,700)       $

Net Loss                                                                                               (195)
                                        ---------               -------          -------                ---
Balance at December 31, 1998            6,000,000               300,000         (299,700)              (195)

Issuance of Shares for Cash             2,051,340               102,567          699,597
Acquisition of Net Assets on
    Recapitalization                    4,119,902               205,995           (1,666)
Issuance of Shares for Services           121,712                 6,086           85,198
Net Loss                                                                                           (606,764)
                                        ---------               -------         --------            -------
Balance at December 31, 1999           12,292,954               614,648            483,429         (606,959)

(unaudited)
Issuance of Shares for Cash (Note 4)    3,156,810               157,841          2,998,969
Issuance of Shares for
 Minority Interest                      1,713,640                85,681            (85,681)
Reduction of Minority Interest                                                                       21,193
Net Loss                                                                                         (1,022,371)
                                        ---------              --------          ---------        ---------
Balance at  June 30, 2000 (unaudited)  17,163,404           $   858,170      $   3,396,717      $(1,608,137)
                                       ==========               =======          =========        =========

The Accompanying Notes are an Integral Part of These Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                  Period From
                                                                  Feb. 5, 1998
                                  Six Months Ended June 30,       (Inception) to
                                  2000             1999           June 31, 2000

CASH FLOWS FROM OPERATING
    ACTIVITIES                    $(1,471,427)     $    (307,476) $(2,185,769)
                                    ---------            -------    ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
 Purchase of Property
   and Equipment                     (661,350)           (47,905)    (910,983)
 Cash Effect of Recapitalization                                      398,904
                                      -------            -------      -------
   Net Cash Used in Investing
    Activities                       (661,350)           (47,905)    (512,079)
                                      -------             ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Issuance of
        Common Stock                3,156,810            550,530    4,151,140
                                    ---------            -------    ---------
        Increase in Cash            1,024,033            194,879    1,453,292

Cash:

      Beginning                       429,259                  5
                                      -------            -------    ---------
      Ending                      $ 1,453,292      $     194,884  $ 1,453,292
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


NOTE 2:       INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of December 31, 1999 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and the results of their operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2000.


NOTE 3:         CAPITAL STRUCTURE

Preferred Stock

The Company has 1,000,000 shares of preferred stock (par value $1) authorized. The Board has authority to issue the shares in one or more series and to fix the designation preferences, powers and other rights as it deems appropriate. No shares of preferred stock are outstanding.

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

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:     PRIVATE PLACEMENT
During the six months ended June 30, 2000, DDI offered in a private placement, shares of its $.05 par value common stock, at a price of $1 per share. The shares were offered on a best efforts basis with no minimum and DDI issued an aggregate of 3,156,810 shares of its common stock for $3,156,810 in cash.

NOTE 5:     MINORITY INTEREST
During the six months ended June 30, 2000, DDI exchanged 1,713,640 shares of its common stock for 856,820 shares of EagleView common stock held by minority shareholders. As a result of this transaction, at June 30, 2000, DDI owned approximately 97.9% of the outstanding shares of EagleView. As this is a continuation of the August 10, 1999 recapitalization, no goodwill has been recorded and only an adjustment to additional paid-in capital has been made for the resultant differences in par value.

As a result of the EagleView stockholders' deficit, the minority interest has been reduced to zero with a corresponding offset to equity.

NOTE 6:     COMMITMENT
The Company has entered into a noncancelable operating lease for facilities in New York. The lease provides for an annual base rent of $90,280, subject to semi-annual increases based on changes to the Consumer Price Index, limited to 3% semi-annually, plus tax, operating expenses and common area maintenance. The lease expires in 2010.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF    OPERATION

Plan of Operation

After an overlong delay, our antenna array tower, atop a building in Union City, New Jersey, was finally connected to T-3 service provided by
MCIWorldCom's Internet backbone on June 20, 2000.   For the first time, we've
since been able to conduct beta tests of the various features and services offered by our two-way, wireless, "last mile" communication system to be used by prospective subscribers located in Manhattan and northeast New Jersey.

As part of our system development program, high speed, broad bandwidth, voice, data and Internet connectivity has now been successfully demonstrated between our antenna array tower , in New Jersey, and four locations in northeast New Jersey and Manhattan, the latter at the Empire State Building and the World Trade Center. Further, the video-conferencing feature of our intended services has been successfully tested by wireless connectivity between our new sales and demonstration offices in the Empire State Building and the New Jersey antenna array tower, and then, via Internet, to our offices in Delray Beach, Florida.

By offering free Internet connectivity for a 60 day trial period, to prospective subscribers in our New York-New Jersey service area, we intend to broaden our beta test area to include additional user locations. As we add to the number of users we gain needed research information with respect to the traffic-handling capabilities of the array tower. At the same time, additional users will provide an opportunity to test antennas made by several manufacturers, for use at subscribers' premises.

Meanwhile, the Company's new management (see Part II, Item 5(b), below) has initiated contacts with local realtors, and others, with a view to towards offering our wireless "last mile" Internet connectivity to managers and owners of office and apartment buildings in our service area.

The Company has had no operating revenues to the date of this Report.

Future Funding

Management believes that Company funds are adequate to meet cash requirements through the end of the current year. Although operating revenues are anticipated before year end, the amount may be insufficient to implement the business plan beyond that time. Thus, substantial additional capital will, in all likelihood, be needed in order to fund operations into the next calendar year. As of the date of this Report, no assurance can be given that such funding will be available to the Company.

IN ADDITION TO THE FOREGOING UNCERTAINTY, READERS ARE ADVISED THAT STATEMENTS CONTAINED IN THIS REPORT CONCERNING FUTURE ACTIVITIES, PERFORMANCE OR INTENTIONS ARE FORWARD-LOOKING STATEMENTS WHICH, BY THEIR NATURE, INVOLVE RISK AND UNCERTAINTY BECAUSE THEY RELATE TO EVENTS, AND DEPEND ON CIRCUMSTANCES, THAT WILL OCCUR IN THE FUTURE, MANY OF WHICH MAY NOT BE WITHIN THE COMPANY'S CONTROL. ACTUAL RESULTS AND EVENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH STATEMENTS AS THE RESULT OF KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND/OR OTHER FACTORS AND THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE CORRECT.



PART II     OTHER INFORMATION

Item 5.  OTHER INFORMATION

(a) Our Report on Form 10-QSB for the quarter ended March 31, 2000, advised that a letter of intent had been executed with respect to the acquisition, by the Company, of a satellite teleport business. Subsequently, negotiations were terminated.

(b) At a meeting of directors held on June 19, 2000, Mr. Michael J. Paolini resigned as a director, president and CEO of the Company and its subsidiary, EagleView Industries, Inc. ("EVI"). He remained Treasurer and CFO, of both companies, on an interim basis. He will continue to serve the Company as an engineering consultant.

At a similar meeting held on July 14, 2000, Mr. James W. Wolff was elected a director, president, CEO, treasurer and CFO of the Company and its subsidiary. Directors also re-elected Mr. Sanjay S. Mody, a director, to his former position as Executive Vice President and COO of the Company and EVI.

Mr. Wolff, 59, has been engaged in commercial and investment banking for the past 35 years, most recently as president of First Internet Capital, Inc., a Boca Raton, Florida, privately-held, venture banking firm. Previously, he served as a senior officer with the Wall Street Division of Chemical Bank, New York City, and three South Florida banks.

He holds a Masters degree in corporate finance from New York University. Currently, he is a consultant to the U.S. Bankruptcy Court for the Southern District of Florida and he has testified, as an expert, in matters involving domestic and international banking. He also serves as a director of Casinolive.com Corp. and Entertech, Inc.

Mr. Wolff acted as the finder for the transaction pursuant to which the Company acquired control of EVI on August 10, 1999. His fee earned from that transaction, and the subsequent acquisition of additional EVI shares, was paid by the issuance of 138,848 shares of the Company's common stock.

Mr. Mody, 42, a director of the Company and EVI, served briefly, as Executive Vice President and COO of both companies during March and April 2000. Since, he has served both companies in a consulting capacity. Prior thereto, he served, for four years, as Vice President of Laidlaw Global Securities, Inc., New York City and for one year as Vice President of Dean Witter & Co., New York City. He holds equity interests in technology companies in his native India.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.  Financial Data Schedule

No Reports on Form 8-K were filed by the Company for the quarter ended June 30, 2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             DISTINCTIVE DEVICES, INC.
                                                    (Registrant)




Dated:  August 11, 2000                       By:  /s/ JAMES W. WOLFF

                                               James W. Wolff
                                               President and Treasurer
                                               Chief Executive Officer
                                               Chief Financial Officer