Form 10QSB
period 2000-09-30
DISTINCTIVE DEVICES INC
filed 2000-11-14
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

            ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                  For the transition period from ____ to ____

                         Commission file number 0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

       New York                                                13-1999951
     (State of incorporation or organization)         (IRS Identification No.)

         110 E. Atlantic Avenue, Suite 240, Delray Beach, Florida 33444
          (Address of principal executive offices)              (Zip Code)

                   Issuer's telephone number:  (561)279-9632

                                      N/A
                           (Issuer's former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

17,163,404 shares of issuer's common stock, $.05 par value, were outstanding at October 31, 2000. Issuer has no other class of common equity.

                                     INDEX

                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheet--
                 September 30, 2000                               3

           Condensed Consolidated Statements Of Operations--
               Three and nine months ended September 30, 2000
                and 1999
             February 5, 1998 (Inception) to September 30, 2000   4

          Condensed Consolidated Statements Of Changes In
              Stockholders' Equity--
              Inception to September 30, 2000                     5

          Condensed Consolidated Statements Of Cash Flows--
               Nine months ended September 30, 2000 and 1999
               February 5, 1998 (Inception)
               to September 30, 2000                               6

          Notes To The Consolidated Financial Statements           7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION                                        8



PART II - OTHER INFORMATION

Item 5.      OTHER INFORMATION                                    10

Item 6.      EXHIBITS AND REPORTS ON FROM 8-K                     11


SIGNATURES                                                        11
                                      [2]

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                  September 30,  2000
ASSETS
CURRENT ASSETS
    Cash                                            $ 1,334,827
    Other Receivables                                    11,190
                                                      ---------
                   Total Current Assets               1,346,017

PROPERTY AND EQUIPMENT, Net                             870,168

OTHER ASSETS                                             65,839
                                                       --------
                                                    $ 2,282,024
                                                      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities        $   106,538
                                                        -------
COMMITMENTS

MINORITY INTEREST

STOCKHOLDERS' EQUITY
 Preferred Stock, Par Value $1; Authorized
  1,000,000 Shares, Issued 0 Shares
 Common Stock, Par Value $.05; Authorized
  20,000,000 Shares                                     858,170
 Additional Paid-In Capital                           3,396,717
 Deficit Accumulated During
  the Development Stage                              (2,079,401)
                                                      ---------
                                                      2,175,486
                                                      ---------
                                                    $ 2,282,024
                                                      =========

                         The Accompanying Notes are an
                  Integral Part of These Financial Statements

                                      [3]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                   Three Months             Nine Months          Period From
                   Ended                    Ended               February 5, 1998
                   September 30,            September 30,       (Inception) to
                   2000         1999        2000        1999     Sept. 30, 2000

Revenue            $           $           $            $           $

General and
Administrative
Expenses              483,566     159,883    1,590,109     443,294    2,327,913
                      -------     -------    ---------     -------    ---------
Operating Loss       (483,566)   (159,883)  (1,590,109)   (443,294)  (2,327,913)

Interest and Other
  Income               12,302       3,877       44,846       3,877       56,646
                      -------     -------    ---------     -------    ---------
                     (471,264)   (156,006)  (1,545,263)   (439,417)  (2,271,267)

Minority Interest           -      43,131       51,628      78,104      170,673
                      -------     -------    ---------     -------    ---------
Net Loss           $ (471,264) $ (112,875) $(1,493,635) $ (361,313) $(2,100,594)
                      =======     =======    =========     =======    =========

Weighted Average
Shares of
Common Stock
Outstanding        17,163,404  12,292,954   16,282,235  12,292,954    9,851,903
                   ==========  ==========   ==========  ==========    =========
Loss Per Share--
  Basic and
  Diluted          $    (0.03) $    (0.01) $     (0.09) $    (0.03) $     (0.21)
                     ========     =======     ========     =======      =======

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


                                                                  Deficit
                                                Additional        Accumulated
                     Common Stock               Paid-in           During the
                     Shares       Amount        Capital           Development
                                                                  Stage

Initial Issuance
of Shares for Cash   6,000,000   $ 300,000     $ (299,700)         $

Net Loss                                                                (195)
                     ---------     -------        -------               ----
Balance at
December 31, 1998    6,000,000     300,000       (299,700)               (195)

Issuance of Shares
for Cash             2,051,340     102,567        699,597
Acquisition of
Net Assets on
Recapitalization     4,119,902     205,995         (1,666)
Issuance of Shares
for Services           121,712       6,086         85,198
Net Loss                                                             (606,764)
                     ---------     -------        -------             -------
Balance at
December 31, 1999   12,292,954     614,648        483,429            (606,959)

(unaudited)
Issuance of Shares
for Cash (Note 4)    3,156,810     157,841      2,998,969
Issuance of
Shares for Minority
Interest             1,713,640      85,681        (85,681)
Reduction of
Minority Interest                                  21,193
Net Loss                                                           (1,493,635)
                     -------       -------      ---------           ---------
Balance at
September 30, 2000
(unaudited)         17,163,404    $858,170     $3,396,717         $(2,079,401)
                    ==========     =======      =========           =========


                         The Accompanying Notes are an
                  Integral Part of These Financial Statements

                                      [5]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                               Period From
                                                               February 5, 1998
                       Nine Months Ended September 30,        (Inception) to
                        2000              1999                September 30, 2000

CASH FLOWS FROM
OPERATING ACTIVITIES   $ (1,510,027)      $   (317,029)        $ (2,224,489)


CASH FLOWS FROM
INVESTING ACTIVITIES       (741,215)           (65,789)            (591,824)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Proceeds from Issuance
 of Common Stock          3,156,810          1,189,823            4,151,140
                          --------           ---------            ---------
  Increase in Cash          905,568            807,005            1,334,827

Cash:

      Beginning             429,259                  5                    _
                            -------            -------
      Ending            $ 1,334,827         $  807,010            $ 1,334,827
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

NOTE 2:       INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of December 31, 1999, should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and the results of their operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2000.


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

                                      [7]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:     PRIVATE PLACEMENT
During the nine months ended September 30, 2000, DDI offered in a private placement, shares of its $.05 par value common stock, at a price of $1 per share. The shares were offered on a best efforts basis with no minimum and DDI issued an aggregate of 3,156,810 shares of its common stock for $3,156,810 in cash.


NOTE 5:     MINORITY INTEREST
During the nine months ended September 30, 2000, DDI exchanged 1,713,640 shares of its common stock for 856,820 shares of EagleView common stock held by minority shareholders. As a result of this transaction, at September 30, 2000, DDI owned approximately 97.9% of the outstanding shares of EagleView. As this is a continuation of the August 10, 1999 recapitalization, no goodwill has been recorded and only an adjustment to additional paid-in capital has been made for the resultant differences in par value.

As a result of the EagleView stockholders' deficit, the minority interest has been reduced to zero with a corresponding offset to equity.

NOTE 6:     COMMITMENT
In April 2000, the Company entered into a noncancelable operating lease for facilities in New York. The lease provides for an annual base rent of $90,280, subject to semi-annual increases based on changes to the Consumer Price Index, limited to 3% semi-annually, plus tax, operating expenses and common area maintenance. The lease expires in 2010.

NOTE 7:     RECLASSIFICATION OF PRIOR PERIOD
Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION
Plan of Operation
As described in Part II, Item 5, of this Report, a change occurred in the management of the Company and its subsidiary on July 14, 2000. New management's attention turned immediately to curtailing cash expenditures. During the three months ended March 31, 2000, negative cash flow from operating activities amounted to $578,860. During the three months ended June 30, 2000, negative cash flow rose to $642,567. These amounts were in addition to $661,350 invested in equipment during the six-month period.


                                      [8]
As a consequence of staff reductions, and other economies, negative cash flow from operating activities for the three months ended September 30, 2000, was reduced to $288,600.

In a further plan to reduce expenses, we elected to seek out established providers of Internet and related services, in the New York City metropolitan area, to market our wireless Internet connection services, rather than undertaking the costly process of establishing our own sales organization in that locale. In that regard, we are currently negotiating agreements with two firms - one in New York City and the other in northern New Jersey - to act as marketers or resellers of our service.

The New York City firm is a successful provider of data storage and retrieval, and other business solution, services to banks, insurance companies and brokerages. The New Jersey firm has been similarly successful in providing Internet provider and access services to small businesses in its marketing area.

During the September quarter, beta testing of our antenna array tower in Union City, New Jersey, was carried out to a number of locations in New York City and northern New Jersey. Results were satisfactory and users at several sites may begin paying for the service before year end. Service charges and billing dates await the outcome of the marketing or reseller agreements referred to above.

Subsequent Events
Our array tower structure in Union City includes a satellite antenna system. From there, we can re-transmit incoming Internet traffic to customer locations worldwide, either directly or via another earth station. Several users of our prospective New York City marketer's services have a need for such international connectivity. Satellite operations require licensing by the Federal Communications Commission (FCC) and, this month, we retained the services of FCC counsel to prepare and submit our license application.

Meanwhile, we have reached an understanding with Cidera, Inc., of Laurel, Maryland, a privately-held corporation organized in 1997, whereby Cidera will provide a licensed satellite antenna on our Union City rooftop location as part of its Internet services. Cidera serves customers from four satellites-in-orbit.

Cidera offers direct wireless Internet connectivity between content and access providers, thereby bypassing the congestion, delays and omissions now becoming common in the high speed transmission of data via the Internet landlines, or "backbone". Further, Cidera's satellites can broadcast data, streaming video, Usenet news and large data bases to any number of access providers simultaneously, in North America and elsewhere. Such simultaneous service is beyond the capability of Internet landlines.

Recently, we've become involved in a U.S. government sponsored program to bring Internet services to remote communities. It would appear that wireless is the most economical way to accomplish this objective. While in an early stage of development, this program could provide another outlet for the Company's services.

The Company has had no operating revenue to the date of this Report.

                                      [9]

Future Funding
At September 30, 2000, the Company's cash and equivalent balances approximated $1.3 million. This amount will not be sufficient to fund operations for the next twelve months, absent meaningful revenue. Accordingly, discussions have begun with a prospective new investor, although no assurance can be given that funding will be available from this, or another, source, to enable operations to continue if funds now on hand are exhausted.

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


PART II     OTHER INFORMATION

Item 5.  OTHER INFORMATION
At a meeting of directors held on June 19, 2000, Mr. Michael J. Paolini resigned as a director, president and CEO of the Company and its subsidiary, EagleView Industries, Inc. ("EVI"). He remained Treasurer and CFO, of both companies, on an interim basis.

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

Mr. Mody, 42, a director of the Company and EVI, served briefly as Executive Vice President and COO of both companies during March and April 2000. Since, he has served both companies in a consulting capacity. Prior thereto, he served, for four years, as Vice President of Laidlaw Global Securities, Inc., New York City and for one year as Vice President of Dean Witter & Co., New York City. He holds equity interests in technology companies in his native India.

                                      [10]

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.  Financial Data Schedule

No Reports on Form 8-K were filed by the Company for the quarter ended September 30, 2000.





                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                               DISTINCTIVE DEVICES, INC.
                                                        (Registrant)


Dated:  November 13, 2000                      By:  /s/ JAMES W. WOLFF
                                                        James W. Wolff
                                                   President and Treasurer
                                                   Chief Executive Officer
                                                   Chief Financial Officer