Form 10KSB
period 2000-12-31
DISTINCTIVE DEVICES INC
filed 2001-04-02
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

         (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

                                   13-1999951
                          (I.R.S. Identification No.)

         110 E. Atlantic Avenue, Suite 230, Delray Beach, Florida 33444
                    (Address of principal executive offices)

                   Issuer's telephone number:  (561) 279-9632

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.05 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer is a development stage company and had no operating revenues for the fiscal year ended December 31, 2000. Non-operating revenues for the year were $66,296.

The aggregate market value of voting stock held by non-affiliates of the issuer approximated $3,100,000 as of February 28, 2001, computed by reference to the average of the bid and asked prices for such stock as reported by the Pink Sheets OTC Market Report.

17,345,864 shares of issuer's common stock, $.05 par value, were outstanding at February 28, 2001. Issuer had no other class of common equity.

DOCUMENTS INCORPORATED BY REFERENCE:   None

     This Annual Report on Form 10-KSB has 32 pages. The Exhibit Index (Item 13(a)) is at page 15.

                                     INDEX

PART I                                                    Page
Item 1.     DESCRIPTION OF BUSINESS                         4

Item 2.     DESCRIPTION OF PROPERTIES                       6

Item 3.     LEGAL PROCEEDINGS                               7

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                7

PART II
Item 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                             7

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                            8

Item 7.     FINANCIAL STATMENTS                             9
              Table of Contents                           F-1
              Report of Independent Auditors              F-2
              Financial Statements                        F-3
              Notes to Financial Statements               F-8

Item 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                            9

PART III
Item 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT                               10

Item 10.    EXECUTIVE COMPENSATION                         11

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                          12

Item 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                   14

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K               15

            SIGNATURES                                     19

                                     PART I

Item 1.  DESCRIPTION OF THE BUSINESS

Distinctive Devices, Inc. is a New York corporation organized in 1961 (herein referred to as "we", "our", "issuer", "DDI" or "The Company"). Our earlier businesses were sold in 1996 whereupon we became a public shell. On August 10, 1999, we exchanged 8,051,340 shares of our common stock for an 80.7% equity interest in EagleView Industries, Inc., a Florida corporation organized in 1998 and based in Delray Beach, Florida (herein referred to as "Industries"). This interest was extended to 97.9% as of December 31,2000.

For accounting purposes, the transaction was treated as a recapitalization of Industries with Industries as the acquiring company (a reverse acquisition). DDI also adopted Industries' fiscal year which ends December 31 (previously February 28).

As a consequence of the exchange, Industries' parent, Eagleview Technologies, Inc., a Florida corporation ("Technologies"), became the holder of 7,421,340 shares, or 60.37%, of our outstanding common stock and assumed control of the Company. Mr. Michael J. Paolini, president of Technologies and Industries, became DDI's president as well and DDI moved its offices from Long Island, New York to its subsidiary's offices in Delray Beach. The business of Industries thereupon became DDI's sole business activity.

A development stage company, Industries developed a multi-antenna array, designed by Mr. Paolini, intended to provide two-way, broad bandwidth, microwave connectivity for Internet, data and telecommunication services to multiple subscribers. Microwave connectivity requires line-of-sight contact between the antenna array and the subscriber's premises.

In early 2000, Industries erected an antenna array tower atop a building in Union City, New Jersey. The antennas were aimed at the west side of Manhattan and northeast New Jersey, intended to provide service to users in these locations and providing a high speed, wireless, "last mile" connection to the Internet while bypassing the local loop, or landline, connection offered by the local telephone company.

The intended service utilizes frequency bandwidths which are regulated by the Federal Communications Commission ("FCC"), but operations within these bands do not require FCC licensing.

The array utilizes antennas and transceivers readily available from several manufacturers, but configured in a unique manner. A patent application, filed in 1998, remains pending. If the patent issues, it has been licensed to Industries by Technologies.

It was Mr. Paolini's contention that the antenna array could deliver services to thousands of subscribers from the Union City location. While the array has been tested successfully in point-to-point applications, it has not performed satisfactorily in the intended point-to-multipoint mode. As a consequence, commercial operations have yet to begin and we have had no operating revenues to the date of this Report.

In an effort to develop revenues, albeit from a different business sector, in May 2000 DDI engaged FMC Telecommunications, Inc. ("FMC"), of Davie, Florida, to install a satellite antenna, or "dish", on the array tower in Union City. FMC and a sister company construct satellite earth stations ("teleports") for customers and also operate teleports in Florida, California and Germany. The installation was completed and our license application to the FCC, to operate the dish, is pending, with issuance expected in May 2001.

As an outgrowth of this installation engagement, merger discussions began among DDI, FMC and its sister company, the latter two under common ownership. In anticipation of a successful merger transaction, Mr. Frank M. Cassidy, president of both companies, became president of DDI in June 2000, upon Mr. Paolini's resignation.

Eight days later, Mr. Cassidy resigned from the DDI post, in part upon concluding that DDI would be unable to fund the cash portion of the planned merger price and, in part, because of internal management problems at DDI.

Mr. James W. Wolff was elected president of the Company in July 2000. Prompt attention was directed toward reducing operating costs and expenditures, which were cut by more than half between the 2nd and 3rd quarters of 2000 (from over $600,000 to less than $300,000).

Since August 2000, we have devoted considerable time to operating problems at the Union City antenna array and our consequent inability to generate revenues from the limited capacity of this broadcast tower. The Company has also sought out marketing firms in the New York City area that might employ technical personnel capable of operating the antenna array, but we have not found a qualified organization.


Not aiding this endeavor are the rapidly falling rates, in the New York City market, for competing Internet connectivity and related services. This situation obviously serves to undermine the potential value of the antenna array at Union City.

For further information, please refer to "Subsequent Events," below, and Item 6 of this Report.

The Company is engaged in telecommunications, a single industry segment, and currently employs 6 persons, 2 on a part-time basis.

Subsequent Events

On February 22, 2001, Mr.Paolini, as president of Technologies, executed a revocable proxy in favor of Mr. Mody, an officer and director of DDI, to vote the DDI shares held by Technologies at any special or annual meeting of DDI shareholders. The proxy is limited to voting for the removal or election of DDI directors. The proxy appears to formalize efforts made by Messrs. Mody and Paolini, over the past several months, to re-gain control of the Company.

Issuance of the proxy was approved by the Bankruptcy Court that oversees Technologies' current bankruptcy proceeding (see Item 3 of this Report). On March 7, 2001, Mr. Mody filed a Schedule 13D with the SEC, reporting this new beneficial ownership of DDI shares, arising from issuance of the proxy. The
Schedule 13D, as filed, relates to 4,050,340 shares of the 4,950,340 shares of DDI reportedly held by Technologies (see Item 11 of this Report).

Item 2.  DESCRIPTION OF THE PROPERTIES

The Company's head office, in Delray Beach, is leased at the rate of $3,800 per month. The lease expires in 2004.

The lease rate for roof rights and office space at the Union City location is $5,000 per month. This lease also expires in 2004.

In April 2000, the Company entered into a lease for high-floor office space in New York City. The space is intended to serve as a relay point to allow microwave transmissions from Union City to be, in turn, transmitted to subscribers in lower

Manhattan.   It is also intended that the Company, or a third party marketer of its services, will utilize the space as a sales office. Currently, the lease rate is $8,300 per month and the lease expires in 2010. If the Company is unable to use these premises as intended, we will seek to locate a sub-tenant.

All existing leases are subject to annual rental increases ranging from 3% to 5%.

Item 3.  LEGAL PROCEEDINGS

In August 2000, creditors filed an involuntary petition for bankruptcy against Technologies in the U.S. Bankruptcy Court for the Southern District of Florida. Technologies is the Company's largest shareholder (see Item 11a of this Report). In February 2001, the Company submitted a disputed claim of $23,000 against Technologies, in the proceedings.

Technologies is scheduled to file its plan of reorganization with the Court in April 2001. Thereafter, it will have a 60-day period in which to solicit approval of the plan by creditors. The DDI shares it holds represent Technologies' principal asset and we believe its plan of reorganization will provide for the distribution of part or all of such holdings in settlement of creditor claims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                    PART II

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Issuer's common stock, $.05 par value, is traded over-the-counter under the symbol DDEV. Quotations are reported in the OTC Bulletin Board and the Pink Sheets OTC Market Report. We have no other equity security outstanding.

Information furnished by the Pink Sheets OTC Market Report reports the range of high and low bid quotations for each quarterly period during the two most recent fiscal years, as set forth below. Quotations represent prices between dealers and do not include retail mark-up, markdown or commissions, and may not represent actual transactions.

                                         Bid Prices
                                 2000                 1999
                             -----------          -----------
                             High    Low          High    Low
Fiscal quarter ended:
March 31                    $7.94   $2.88        $0.26   $0.15
June 30                      6.88    1.35         0.94    0.26
September 30                 2.88    0.88         0.94    0.53
December 31                  0.97    0.22         4.00    0.69

At February 28, 2001, approximately 1,750 holders of record held our common stock. We estimate that an additional 300 to 400 persons hold our stock in Street Name.

The Company has never paid a dividend on its common stock and there is no plan to do so in the foreseeable future.

Recent Sales of Unregistered Securities

In January 2000, 3,000,000 DDI shares of common stock were offered at $1.00 per share, in a private placement on a best efforts basis. As of February 29, 2000, when the offer was terminated, 3,156,810 shares had been placed for $3,156,810 in cash. The offering was made pursuant to the exemption provided by Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933 (the "Act"). Offering expenses approximated $72,000.

In two separate exchange offers during 2000, virtually all remaining shares of Industries (not acquired in the August 1999 transaction) were acquired by DDI for 1,896,100 shares of DDI common stock. The second exchange was completed in January 2001. Both exchanges were made pursuant to the exemptions provided by Rule 506 and Section 4(2) of the Act.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We are currently in discussions with Symphony Telecom International, Inc., a Utah corporation with head offices in Brampton, Ontario, Canada ("STI"), regarding the possible acquisition by DDI of a STI subsidiary. If concluded, STI would assume control of DDI.

STI is a growing Integrated Communications Provider (ICP) offering voice and data services to businesses and residential subscribers. Services include DSL, wireless and T-1 Internet access in Ontario, Canada and providing long distance telephone service and marketing prepaid telephone cards across Canada.

Based upon information provided to us by STI, the subsidiary that might be acquired by DDI provides long distance telephone services in the U.S.A. and is certified to offer such services in 28 states and has applications pending in 20 additional states.

STI common stock is traded on the OTC Bulleting Board under the symbol "SYMY."

Risks and Uncertainties

Please refer to Note 1 (page F-8) to the within Financial Statements.

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

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)

                               TABLE OF CONTENTS


                                                              PAGE


INDEPENDENT AUDITOR'S REPORT                                   F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets                                F-3

    Consolidated Statements of Operations                      F-4

    Consolidated Statements of Changes in Stockholders' Equity F-5

    Consolidated Statements of Cash Flows                      F-6

NOTES TO THE FINANCIAL STATEMENTS                              F-8

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Distinctive Devices, Inc. and Subsidiary
(Development Stage Companies)
Delray Beach, Florida


We have audited the accompanying consolidated balance sheets of Distinctive Devices, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from February 5, 1998 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, and for the period from February 5, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has sustained losses since inception and its working capital is not sufficient to fund the current level of operations for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GOLDSTEIN LEWIN & CO.


Boca Raton, Florida
March 5, 2001

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS

                                                        December 31,

                                                    2000            1999
                                     ASSETS
CURRENT ASSETS

 Cash                                             $  985,032     $  429,259
 Other Receivables                                     7,190
Loans Receivable                                      15,000              -
 Inventories                                         282,637              -
 Prepaid Expenses                                      4,750              -
                                                   ---------        -------
   Total Current Assets                            1,294,609        429,259

PROPERTY AND EQUIPMENT, Net                          631,406        238,705

OTHER ASSETS                                          65,839          5,203
                                                   ---------        -------
$  1,991,854                                      $1,991,854     $  673,167
                                                   =========        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable and Accrued Liabilities         $   26,616     $    2,714
 Accrued Legal Fees                                    6,997         11,514
 Due to Related Parties                                    -         95,000
                                                   ---------        -------
   Total Current Liabilities                          33,613        109,228
                                                   ---------        -------
COMMITMENTS
MINORITY INTEREST                                          -         72,821
                                                   ---------       --------
STOCKHOLDERS' EQUITY
 Preferred Stock, Par Value $1; Authorized
   1,000,000 Shares, Issued 0 Shares
 Common Stock, Par Value $.05;
 Authorized 20,000,000 Shares                        858,170        614,648
 Additional Paid-In Capital                        3,396,717        483,429
 Shares to be Issued; 17,136 Shares of Common         73,034              -
 Deficit Accumulated During the Development Stage (2,369,680)      (606,959)
                                                   ---------        -------
                                                   1,958,241        491,118
                                                   ---------        -------
                                                $  1,991,854     $  673,167
                                                   =========        =======

   The Accompanying Notes are an Integral Part of These Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Period from
                                                             February 5, 1998
                            December 31,                       (Inception) to
                       2000              1999                 December 31, 2000
                       ------------       ------------           ------------
Revenue                $                  $                      $

General and
Administrative
Expenses                  1,895,338            737,609              2,633,142
                          ---------           --------              ---------
Operating Loss           (1,895,338)          (737,609)            (2,633,142)
                          ---------            -------              ---------
Other Income and Expense
  Interest and
  Other Income               66,296             11,800                 78,096
  Loss on Disposal
  of Assets                  (6,500)                 -                 (6,500)
                          ---------            -------              ---------
    Total Other Income
     and Expenses            59,796             11,800                 71,596
                          ---------            -------              ---------
                         (1,835,542)          (725,809)            (2,561,546)
Minority Interest            51,628            119,045                170,673
                          ---------            -------              ---------
Net Loss               $ (1,783,914)      $   (606,764)          $ (2,390,873)
                          =========            =======              =========

Weighted Average
Shares of Common
Stock Outstanding        16,503,818          8,496,751             10,486,517
                         ==========          =========             ==========

Loss Per Share -
Basic and Diluted      $      (0.11)      $      (0.07)          $      (0.23)
                               ====               ====                   ====

   The Accompanying Notes are an Integral Part of These Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                Deficit
                                                                Accumulated
                  Shares     Amount      Additional    Shares   During the
                                         Paid-In       to be    Delelopment
                                         Capital       Issued   Stage


Initial Issuance
for Cash          6,000,000  $  300,000  $  (299,700)  $        $

Net Loss                                                               (195)
                  --------      -------      -------      ------     ------
Balance at
December 31, 1998 6,000,000     300,000     (299,700)                   (195)

Issuance of Shares
for Cash          2,051,340     102,567      699,957

Acquisition
of Net Assets on
Recapitalization  4,119,902     205,995       (1,666)

Issuance of Shares
for Finder's Fee    121,712       6,086       85,198
Net Loss                                                            (606,764)
                  ---------     -------      -------                 -------
Balance at
December
31, 1999         12,292,954     614,648      483,429                (606,959)

Issuance of
Shares for Cash   3,156,810     157,841    2,998,969

Issuance of
Shares for
Acquisition of
Minority
Interest          1,713,640      85,681      (85,681)

Shares to be
Issued for
Finder's Fee                                              73,040

Reduction of
Minority Interest                                                     21,193

Net Loss                                                          (1,783,914)
                  ---------     -------        -------    ------   ---------
Balance at
December 31,
2000             17,163,404   $ 858,170  $ 3,396,717   $  73,040 $(2,369,680)
                 ==========     =======    ========       ======   =========


   The Accompanying Notes are an Integral Part of These Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Period from
                                                              February 5, 1998
                            Year Ended December 31,           (Inception) to
                            2000             1999             December 31, 2000

CASH FLOWS FROM
OPERATING ACTIVITIES
  Net (Loss)                $(1,783,914)     $  (606,764)     $(2,390,873)
  Adjustments to
  Reconcile Net
  (Loss) to Net
    Cash Used In
    Operating Activities:
     Depreciation Expense       110,855           11,048          121,903
      Minority Interest
      in Net Loss               (51,628)        (119,045)        (170,673)
      Issuance of Shares
      for Services               73,034           91,284          164,318
      Loss on Sale of
      Property and Equipment      6,500                -            6,500
      Change in Assets and
      Liabilities, Net of the
      Effect of the
      Recapitalization
    (Increase) Decrease in:
     Other Receivables           (7,190)               -           (7,190)
     Inventories               (282,637)               -         (282,637)
     Prepaid Expenses            (4,750)               -           (4,750)
     Due from Related Party           -              100                -
     Other Assets               (60,636)          (2,198)         (62,834)
  (Increase) Decrease in:
     Accounts Payable and
     Accrued Liabilities         19,385           14,228           33,613
 Due to Related Parties         (95,000)        (102,700)        (197,700)
                               --------          -------          -------
 Net Cash Used in
  Operating Activities       (2,075,981)        (714,047)      (2,790,323)
                              ---------          -------        ---------

CASH FLOWS FROM
INVESTING ACTIVITIES
  Purchase of Property
  and Equipment                (512,556)        (249,633)        (762,189)
  Proceeds from the Sale
   of Property and
   Equipment                      2,500                -            2,500
  Issuance of Notes Receivable  (20,000)                          (20,000)
  Payments Received on
   Notes Receivable               5,000                             5,000
  Cash Effect of
   Recapitalization                   -          398,904          398,904
                              ---------          -------         --------

 Net Cash Provided by
  (Used in)
   Investing Activities        (525,056)         149,271         (375,785)
                                -------          -------          -------

CASH FLOWS FROM
FINANCING ACTIVITIES
  Proceeds from Issuance
   of Common Stock            3,156,810          994,030        4,151,140
                              ---------          -------        ---------

 Increase in Cash               555,773          429,254          985,032

Cash:

  Beginning                     429,259                5                -
                                -------          -------          -------
  Ending                     $  985,032       $  429,259       $  985,032
                                =======          =======          =======

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  In Conjunction with the Recapitalization, Assets
  Acquired and Liabilities Assumed Were as Follows:

   Assets Acquired                            $  402,029       $  402,029
                                                 =======          =======
      Liabilities Assumed                     $  197,700       $  197,700
                                                 =======          =======

  Issuance of Shares
   for Services              $   73,034       $   91,284       $  164,318
                                 ======          =======          =======

  Issuance of Shares
   for Minority Interest     $   85,681                -       $   85,681
                                 ======          =======          =======

  Reduction of
   Minority Interest         $   21,193                -       $   21,193
                                 ======          =======          =======

   The Accompanying Notes are an Integral Part of These Financial Statements

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Consolidation

The consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiary, EagleView Industries, Inc. (EagleView) (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. DDI was incorporated in New York in 1961, and EagleView was incorporated in Florida on February 5, 1998.

EagleView prior to August 10, 1999 (Note 3) was a subsidiary of EagleView Technologies, Inc. (EVT), a Florida corporation and a company in the telecommunications industry. EagleView was established to engage in the development and implementation of high quality, low cost broad bandwidth wireless connectivity for Internet, data and video telecommunications services. Currently, EagleView is focusing on high-speed digital wireless Ethernet and Internet access systems. As of December 31, 2000, EagleView was in the development stage, planned operations have not commenced and its activities were limited to the establishment of the Corporation and developing its technology and markets for its services.

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

Inventories

Inventories consist of technical equipment held for resale. Inventories are stated at cost, which approximates market value, on the first-in, first-out basis. Inventories aggregate $282,637 and $0 at December 31, 2000 and 1999 respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the assets' estimated useful lives.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Net Loss Per Share

Basic and fully diluted net loss per share represents net loss divided by the weighted average number of shares outstanding for the period excluding the loss attributed to the minority interest.

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


NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,:


                                                               Lives
                                 2000           1999           In Years

Leasehold Improvements          $ 37,092       $               5

Furniture and Office
Equipment                         68,539           9,212      10

Technical Equipment              376,338         167,649       5

Computers and Software           270,220          72,892       5
                                 -------         -------
                                 752,189         249,753
Less: Accumulated Depreciation   120,783          11,048
                                 -------         -------
                                $631,406        $238,705
                                 =======         =======

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

The Company has reserved 17,136 shares of common stock for issuance for Finder's Fees (Notes 4 and 6).

NOTE 4: RECAPITALIZATION

On August 10, 1999, DDI acquired 80.7% of the outstanding common stock of EagleView. DDI issued 8,051,340 shares of its common stock to certain stockholders of EagleView on a two for one basis as part of the acquisition plus 121,712 shares of common stock as a finder's fee to an individual. The stock exchange agreement also provides that within thirteen months following the closing date, DDI will offer to exchange additional shares of the common stock for the balance of EagleView common stock (Notes 6 and 11) and that DDI will issue, as an additional Finder's Fee, such number of shares which will equal 1% of the common shares issued in exchange for the balance of the EagleView common stock. As a result of this transaction, control of the corporation was effectively changed and at December 31, 1999, EVT owned approximately 60% of DDI. For accounting purposes, the acquisition has been treated as a recapitalization of EagleView with EagleView as the acquirer (reverse acquisition), con sequently, goodwill has not been recorded on the merger. The share amounts have been retroactively restated to reflect the conversion, on the two for one basis, with an adjustment to additional paid-in capital for the resultant differences in par value. Prior to the reorganization, DDI had 4,119,902 shares outstanding.

The Company recorded stock-based compensation related to the Finder's Fee based upon the trading prices of the common stock exchanged.


NOTE 5: PRIVATE PLACEMENT

During the year ended December 31, 2000, DDI offered in a private placement, shares of its $.05 par value common stock, at a price of $1 per share. The shares were offered on a best efforts basis with no minimum and DDI issued an aggregate of 3,156,810 shares of its common stock for $3,156,810 in cash.


NOTE 6: MINORITY INTEREST

During the year ended December 31, 2000, DDI exchanged 1,713,640 shares of its common stock for 856,820 shares of EagleView common stock held by minority shareholders. As a result of this transaction, at December 31, 2000, DDI owned approximately 97.9% of the outstanding shares of EagleView. As this is a continuation of the August 10, 1999 recapitalization, no goodwill has been recorded and only an adjustment to additional paid-in capital has been made for the resultant differences in par value (Note 11).

As a result of the EagleView stockholders' deficit, the minority interest has been reduced to zero with a corresponding offset to equity.

NOTE 7: INCOME TAXES

The deficit accumulated during the development stage, February 5, 1998 (inception) through December 31, 2000 of approximately $2,400,000 is capitalized for income tax purposes as accumulated start-up costs, and is to be amortized over a sixty-month period beginning upon commencement of operations. The Company has recorded a valuation allowance of approximately $900,000 with respect to any future tax benefits arising from the amortization of the development costs due to the uncertainty of their ultimate realization. The net increase in the valuation allowance was $675,000, $225,000 and $900,000 for the years ended December 31, 2000 and 1999, and the period from February 5, 1998 (inception) to December 31, 2000, respectively.

NOTE 8: RELATED PARTY TRANSACTIONS

The Company had a management agreement with EVT, whereby EVT would provide management, accounting and administrative services for a fee of $8,000 per month. The Agreement was effective January 1, 1999, and was terminated effective June 30, 2000. Management fees aggregated $48,000, $96,000 and $144,000 for the years ended December 31, 2000 and 1999, and the period from February 5, 1998 (inception) to December 31, 2000, respectively. In addition, the Company paid EVT consulting fees aggregating $22,000, $0 and $22,000 for the years ended December 31, 2000 and 1999, and the period from February 5, 1998 (inception) to December 31, 2000, respectively.

NOTE 9: COMMITMENTS

Licensing Agreement

The Company has entered into a licensing agreement with EVT. The Agreement provides for the Company to have the exclusive use of certain technology for a nominal fee of $1 per month.

Operating Leases

The Company has entered into noncancelable operating leases for facilities in Florida, New York and New Jersey. The leases provide for monthly base rents plus tax, operating expenses and common area maintenance. The base rents of the leases are subject to annual increases ranging from the lesser of the annual increase in the Consumer Price Index or 3% to 5%. The leases expire at various dates from 2004 to 2010. The New Jersey lease provides for two five-year renewal options.

Rent expense aggregated $180,317, $19,434 and $199,751 for the years ended December 31, 2000 and 1999, and the period from February 5, 1998, (inception) to December 31, 2000, respectively.

Future minimum lease payments under the noncancelable operating leases for each of the years subsequent to December 31, 2000 is as follows:

   Year Ending December 31,

     2001      $  188,024
     2002         192,523
     2003         201,192
     2004         192,874
     2005         100,614
     Thereafter   508,960
                  -------
               $1,384,187
                =========

NOTE 10:  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $1,783,914 and $2,390,873 during the year ended December 31, 2000, and the period from February 5, 1998 (inception) to December 31, 2000, respectively. The Company's working capital at December 31, 2000 of approximately $1,261,000 is not sufficient to fund continuing operations at the current level. These factors create a substantial doubt about the Company's ability to continue as a going concern. Management of the Company is considering plans to commence operations, reduce expenses, obtain financing through the issuance of stock or the acquisition of or merger with an operating company. The ability of the Company to continue as a going concern is dependent on their ability to continue to obtain financing and the successful implementation of management's plan and the establishment of profitable operations. The financial statements do not include any adjustments that might be necessary if the Com pany is unable to continue as a going concern.


NOTE 11:  SUBSEQUENT EVENT

Beginning in November 2000, the Company offered to exchange the remaining 105,570 shares of EagleView's $0.001 par value common stock held by minority stockholders for 211,140 shares of DDI's $0.05 par value common stock. The offer expired on December 31, 2000. As a result of the offer, in January 2001, the Company issued 182,460 shares of DDI $0.05 par value common stock. Subsequent to this transaction, DDI owns approximately 99.7% of the outstanding shares of EagleView.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a Board Meeting held November 23, 1999, directors designated Goldstein Lewin & Co., Boca Raton, Florida, as the Company's Certifying Accountants to replace the Company's former accounting firm located in New York. Goldstein Lewin & Co. has served as independent accountants to Industries since its inception and Industries is the Company's sole operating activity. Following the Meeting, and at our request, the former accounting firm submitted its resignation.

Audit reports issued by our independent accountants for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were such reports modified in any way, nor were there any disagreements with the firms on any matter of accounting principles or practices, financial disclosure or audit scope or procedures.

We held discussions with representatives of Goldstein Lewin & Co., at various times, with respect to (i) the manner in which the exchange of stock on August 10, 1999, would be recorded for accounting purposes, (ii) the resulting decision to treat the transaction as a reverse acquisition and recapitalization of Industries, (iii) the change in the Company's fiscal year from February 28 to December 31 and (iv) the consequent change in filing dates for the Company's future Reports on Form 10-QSB.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

                            Positions Held and        Family
Name                  Age   Duration of Service     Relationship
------------------    ---    -------------------     -----------
James W. Wolff         59   Director, President         None
                            and Treasurer since
                            July 2000

Sanjay S. Mody         43   Director and Executive      None
                            Vice President
                            since 2000

Earl M. Anderson, Jr.  76   Director since 1982         None
                            Secretary since 2000

Walter E. Freeman      76   Director since 1983         None


The term of office of all directors will expire at the next Annual Meeting of Stockholders and when their respective successors have been duly elected and qualified. Officers serve at the pleasure of the directors. The board has no standing committees. The following provides a brief account of their principal occupations during the past five years.

Mr. Wolff's background is in commercial banking, in New York and Florida. During the past five years he has been involved in venture capital activities in Florida as president of First Internet Capital, Inc., Boca Raton. He acted as the finder in the DDI/Industries stock exchange transaction in August 1999 and received for his services 121,712 shares of DDI stock.

Mr. Mody joined the Company in March 2000 as a director and Executive Vice President. He was removed by the directors as an officer on May 3, 2000 and was re-elected to the same post on July 13, 2000. Previously, he served for four years as a Vice President of Laidlaw Global Securities, Inc., New York City. He holds equity interests in technology companies in his native India.

Mr. Anderson has acted as an independent management consultant for more than thirty years. He served as the Company's President for twenty years, prior to the DDI/Industries stock exchange transaction in August 1999. He is a director of Sunair Electronics, Inc., a company engaged in the manufacture of high frequency radio equipment and systems.

Mr. Freeman has acted as a financial consultant and bank management advisor in the Washington, D.C. area for more than five years.

Based solely upon a review of information furnished to the issuer during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of issuer's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, or prior years, except that Mr. Mody, a director and officer, failed to file a Form 4 report due April 10, 2000 with respect to a purchase of common stock, but did file a Form 5, ten months later, pertaining to such purchase, and Technologies, the beneficial holder of more than 10% of the Company's common stock, failed to file, until three and two months thereafter, respectively, Form 4 reports due April 10 and May 10, 2000 pertaining to a total of five sales of common stock, and has yet to file a Form 4 report due September 10, 2000 pertaining to several sales of issuer's common stock.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued to the chief executive officer. No director or officer received compensation exceeding $100,000 for any of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

Name and Principal                 Fee or         Other
Position              Period       Salary     Compensation       Total
------------------    ------       ------     ------------       -----

Michael J. Paolini   Jan.-June  $70,000          None          $70,000(1)
President and CEO      2000

James W. Wolff       July-Dec.  $42,000          None          $42,000
President and CEO      2000

(1) Paid as a fee to Technologies, pursuant to a management services agreement intended to compensate Mr. Paolini and his wife, who served as the Company's internal accountant until July 2000.


Compensation does not include benefits, which may be deemed personal, the amount of which cannot be precisely determined. No stock options or stock appreciation rights were granted in 2000.

Compensation of $3,000 was paid to a non-employee director in 2000. Three board meetings were held during the year at which attendance was 100%. Other matters requiring board action were taken by the unanimous written consent of directors, in lieu of a meeting.

Except for the management services agreement described in Note 1, above, the Company has had no formal compensatory plan or contract, with respect to the employment, resignation, retirement or termination of any director or officer, nor arising from a change in control of the Company.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a)  Security Ownership of Certain Beneficial Owners

The following table identifies each person (including any 'group,' as that term is used in the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of the Company's voting securities as of February 28, 2001.

Title of  Name and Address of              Amount and Nature of    Percent of
Class      Beneficial Owner                 Beneficial Owner (1)    Class (2)
--------  ------------------               ---------------------   ----------

Common    EagleView Technologies, Inc.(3,4)     4,950,340 shares       28.54%
Stock,
$.05      EagleView Properties, Inc.  (3,4)     4,950,340 shares       28.54%
par
value     Michael J. Paolini (3,4)              4,950,340 shares       28.54%

          Kimberly Paolini   (3,4)              4,950,340 shares       28.54%

          The above-named owners
          have a common address:
          PMB 271
          5030 Champion Blvd. - G6
          Boca Raton, FL 33496

          Alfred M. Carroccia, Jr.                959,700 shares        5.53%
          4820 Glenn Pine Lane
          Boynton Beach, FL 33436

(b)  Security Ownership of Management

The following table sets forth the number of common shares owned by directors, and by all officers and directors as a group, as of February 28, 2001.

Title of  Name and Address of              Amount and Nature of    Percent of
Class      Beneficial Owner                 Beneficial Owner (1)    Class (2)
--------  ------------------               ---------------------   ----------

Common    Earl M. Anderson, Jr.                835,800 shares          4.82%
Stock,    21693 Town Place Drive
$.05      Boca Raton, FL 33433
par
value     Walter E. Freeman                     10,000 shares            *
          921 Croton Drive
          Alexandria, VA 22308

          Sanjay S. Mody (5)                   750,000 shares          4.32%
          35 Harvard Street
          Closter, NJ 07624

          James W. Wolff                       121,712 shares             *
          4301 Tranquility Drive
          Highland Beach, FL 33487

          *Less than 1%

          Directors and Officers             1,717,512 shares          9.90%
          as a group (4 persons)

(1) We believe that the beneficial owner has sole voting and investment power over owner's shares except for shares owned by Technologies, as to which EagleView Properties, Inc. ("Properties") and Michael and Kimberly Paolini have shared voting power and Mr. Mody has voting power as to election of directors by reason of his proxy. (For further information regarding the proxy, see "Subsequent Events" under Item 1 of this Report.)

(2)     Based upon 17,345,864 shares outstanding at February 28, 2001.

(3) Includes 900,000 shares held by a third party in an escrow account, as to which Technologies claims beneficial ownership.

(4)     Properties, Inc., a Florida corporation, owns approximately 80%   of
Technologies. Mr. Paolini owns 68% of Properties and his wife, Kimberly Paolini, owns 32% and each is deemed to be a beneficial owner of the Properties shares owned by the other. Acordingly, each is deemed to be the owner of 100%
of Properties' outstanding stock.    Consequently, each of Properties, Michael
and Kimberly Paolini, by reason of their ability to control the voting of the DDI shares held by Technologies, may be deemed to be the beneficial owners of such DDI shares. Each of Michael and Kimberly Paolini disclaim beneficial ownership of shares of properties owned by the other. Further, they each disclaim ownership of the DDI shares deemed to be beneficially owned by Properties.

(5) Does not include 4,050,340 shares held beneficially byTechnologies, as to which Mr. Mody holds a proxy from Technologies to vote such shares for the election of directors only.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the past two years, nor have any been proposed, to which the Company was or is to be a party and in which any director, officer, director nominee or five percent security holder had, or is to have, a direct or indirect material interest, except for the issuance of 7,421,340 shares of our common stock to Technologies, a five percent holder, as described in Item 1 of this Report, and the related issuance of 121,712 shares to Mr. Wolff, a director and officer, for finder's services rendered with respect to the transaction with Technologies. An additional 18,960 shares will be issued to Mr. Wolff relative to two exchange transactions during 2000, described in Item 5 of this Report.

Currently, 28.54% of our common stock is held by Technologies, which, in turn, is also beneficially owned by Properties and Mr. and Mrs. Paolini, as discussed in Note 4 to the preceding Item 11 of this Report. During the year ended December 31, 2000, the Company paid Technologies management and consulting fees aggregating $70,000, as reported in Item 10 of this Report.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and index of exhibits

The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to issuer.

Exhibit                                                            Page

 3      Certificate of incorporation and by-laws (incorporated
        by reference).                                              15

        Recent amendment to certificate of incorporation
        Recent amendment to corporate by-laws

 4      Instruments defining the rights of holders,
        (incorporated by reference).                                16

21      Subsidiaries of the issuer                                  16


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the period for which this Annual Report is filed.

(c)  Exhibits

Exhibit 3:  Certificate of Incorporation and by-laws

(i) The Certificate of Incorporation of registrant consists of the Restated Certificate of Incorporation dated June 21,1965 and Certificates of Amendment thereof dated October 21,1969, August 1, 1973, September 9, 1974, and August 25, 1976, which are incorporated herein by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended February 28, 1981; and

Certificate of Amendment of the Certificate of Incorporation dated September 16, 1983, is incorporated herein by reference to Exhibit 3(a) to registrant's Annual Report on Form 10-K for the year ended February 29, 1984.

(ii)  The Corporate By-Laws of registrant are incorporated herein reference to
Exhibit 3(b) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981.

(iii) Recent amendment to certificate of incorporation           Page
      herewith                                                    17
      Recent amendment to corporate by-laws filed herewith        18

Exhibit 4:  Instruments defining the rights of holders

The Common Stock Certificate of registrant is incorporated herein by reference to Exhibit 4(a) to registrant's Annual Report on Form 10-K for the year ended February 28, 1981.

Exhibit 21.  Subsidiaries of the registrant

The Company has one subsidiary, EagleView Industries, Inc. ("Industries"), a Florida corporation.

Exhibit 3(iii)

                             CERTIFICATE OF CHANGE
                                       OF
                           DISTINCTIVE DEVICES, INC.

              Under Section 805-A of the Business Corporation Law

     Pursuant to the provisions of Section 805-A of the New York Business Corporation Law, the undersigned hereby certify:

     First: That the name of the corporation is Distinctive Devices, Inc.

     Second: That the Certificate of Incorporation was filed with the department of State of New York on May 5, 1961 under the name Leasatronic Machine Corp.

     Third: That the change of the corporation's Certificate is effected hereby:

              To change the post office address to which the Secretary of State shall mail a copy of any process against the corporation served upon him, so that such address shall hereafter be 110 East Atlantic Avenue, Suite 230, Delray Beach, Florida 33444.

     Fourth: That the change of the Certificate of Incorporation was authorized by vote of a majority of directors present at a meeting of the Board of Directors at which a quorum was present.

     IN WITNESS WHEREOF, the undersigned have executed this Certificate of Change and affirm the truth of the statements made herein under the penalties of perjury this 20th day of November 2000.


                                             DISTINCTIVE DEVICES, INC


                                         By:  /s/ JAMES W. WOLFF
                                              -------------------------
                                              James W. Wolff
                                              President



                                         By:  /s/ EARL M. ANDERSON, JR.
                                              -------------------------
                                              Earl M. Anderson, Jr.
                                              Secretary

Exhibit 3 (iii)

                                   AMENDMENT
                                     TO THE
                                    BY LAWS
                                       OF
                           DISTINCTIVE DEVICES, INC.


     Distinctive Devices, Inc., a New York corporation, through this

Amendment to the By-Laws, amends Article I, Article IV and Article X of the original By-Laws to read as follows:


                                   "Article I

                                    Offices

          The corporation may have offices and places for the transaction of business at such places within or outside the State of New York as the board of directors may, from time to time, designate or the business of the corporation may require.  The principal place of business is located at

110 East Atlantic Avenue, Suite 230, Delray Beach, Florida 33444."


                                  "Article IV

                             Officers and Employees

     SECTION 3.  The Vice Presidents.  One vice president may be designated as the executive vice president and/or the chief operating officer."


                                   "Article X

                                  Fiscal Year

     The fiscal year of the corporation shall end on the last day of December in each year."



Dated:  November 20, 2000                 by   /s/ EARL M. ANDERSON, JR.
                                               ------------------------
                                               Earl M. Anderson, Jr.
                                               Secretary

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DISTINCTIVE DEVICES, INC.
                                             (Registrant)


March 29, 2001                    by: /s/ JAMES W. WOLFF
                                      ----------------------
                                      James W. Wolff
                                      President and Treasurer
                                      Chief Executive Officer
                                      Chief Financial Officer

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


                                     /s/ SANJAY S. MODY
                                     ------------------
                                     Sanjay S. Mody
                                     Director
                                     Executive Vice President
                                     Chief Operating Officer


March 29, 2001                       /s/ EARL M. ANDERSON, JR.
                                     -------------------------
                                     Earl M. Anderson, Jr.
                                     Director and Secretary


March 29, 2001                       /s/ WALTER E. FREEMAN
                                     ---------------------
                                     Walter E. Freeman
                                     Director


March 29, 2001                      /s/ JAMES W. WOLFF
                                    ----------------------
                                    James W. Wolff
                                    Director, President,
                                    Treasurer, Chief Executive
                                    and Chief Financial Officer