Form 10QSB
period 2001-03-31
DISTINCTIVE DEVICES INC
filed 2001-05-15
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2001

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

                                      N/A
                           (Issuer's former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

17,345,864 shares of issuer's common stock, $.05 par value, were outstanding at April 30, 2001. Issuer has no other class of common equity.

                                     INDEX

                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet--
              March 31, 2001                                         3

            Condensed Consolidated Statements Of Operations--
              Three months ended March 31, 2001 and 2000
              February 5, 1998 ( Inception) to March 31, 2001        4

            Condensed Consolidated Statements Of Changes In
              Stockholders' Equity--
              Inception to March 31, 2001                            5

            Condensed Consolidated Statements Of Cash Flows--
              Three months ended March 31, 2001 and 2000
              February 5, 1998 (Inception) to March 31, 2001         6

            Notes To The Condensed Consolidated Financial
             Statements                                              7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION                                                  8



PART II - OTHER INFORMATION

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                       10

SIGNATURES                                                          10

                                      [2]

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)
                                                                  March 31,
                                                                    2001
                                     ASSETS
CURRENT ASSETS
    Cash                                                          $   695,757
    Other Receivables                                                   7,190
    Loans Receivable                                                   23,000
    Inventories                                                       282,637
    Prepaid Expenses                                                    8,797
                                                                      -------
             Total Current Assets                                   1,017,381

PROPERTY AND EQUIPMENT, Net                                           605,273

OTHER ASSETS                                                           65,839
                                                                    ---------
                                                                  $ 1,688,493
                                                                    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                        $    19,273
    Accrued Accounting Fees                                            26,405
                                                                       ------
                   Total Current Liabilities                           45,678

COMMITMENTS

MINORITY INTEREST                                                           -

STOCKHOLDERS' EQUITY
  Preferred Stock, Par Value $1;
  Authorized 1,000,000 Shares, Issued 0 Shares                              -
  Common Stock, Par Value $.05;
  Authorized 20,000,000 Shares                                        867,293
  Additional Paid-In Capital                                        3,387,594
  Shares to be issued; 18,961 Shares of Common                         73,642
  Deficit Accumulated During the Development Stage                 (2,685,714)
                                                                    ---------
                                                                    1,642,815
                                                                    ---------
                                                                  $ 1,688,493
                                                                    =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                                      [3]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                Period From
                                                                February 5,1998
                                  Three Months Ended March 31, (Inception) to
                                        2001           2000     March 31, 2001


Revenue                             $             $             $
General and Administrative Expenses    325,397        499,775     2,958,539
                                       -------        -------     ---------
Operating Loss                        (325,397)      (499,775)   (2,958,539)
                                       -------        -------     ---------
Other Income and Expense
  Interest and Other Income              9,363          6,199        87,459
  Loss on Disposal of Assets                                         (6,500)
                                       -------        -------     ---------
   Total Other Income and Expense        9,363          6,199        80,959
                                       -------        -------     ---------
                                      (316,034)      (493,576)   (2,877,580)

Minority Interest                                      51,628       170,673
                                       -------        -------     ---------
Net Loss                            $ (316,034)   $  (441,948)  $(2,706,907)
                                       =======        =======     =========


Weighted Average Shares of
 Common Stock Outstanding           17,315,589     14,510,235    11,020,962
                                    ==========     ==========    ==========
Loss Per Share -
 Basic and Diluted                  $    (0.02)   $     (0.03)  $     (0.25)
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

                                                                                                          Deficit
                                                                             Additional      Shares       Accumulated
                                                       Common Stock          Paid-in         to be        During the
                                                  Shares        Amount       Capital         Issued       Development Stage

Initial Issuance for Cash                         6,000,000     $ 300,000    $  (299,700)    $            $

Net Loss                                                                                                         (195)
                                                  ---------       -------        -------       -----         --------
Balance at December 31, 1998                      6,000,000       300,000       (299,700)                        (195)

Issuance of Shares for Cash                       2,051,340       102,567        699,597
Acquisition of Net Assets on
    Recapitalization                              4,119,902       205,995         (1,666)
Issuance of Shares for Finder's Fee                 121,712         6,086         85,198
Net Loss                                                                                                     (606,764)
                                                 ----------       -------        -------       -----          -------
Balance at December 31, 1999                     12,292,954       614,648        483,429                     (606,959)


Issuance of Shares for Cash                       3,156,810       157,841      2,998,969
Issuance of Shares for Acquisition
  of  Minority Interest                           1,713,640        85,681        (85,681)
Shares to be Issued for Finder's Fee                                                           73,040
Reduction of Minority Interest                                                                                 21,193
Net Loss                                                                                                   (1,783,914)
                                                 ----------       -------      ---------       ------       ---------
Balance at December 31, 2000                     17,163,404       858,170      3,396,717       73,040      (2,369,680)

Issuance of Shares for Acquisition
  Of Minority Interest                              182,460         9,123         (9,123)
Shares to be Issued for Finder's Fee                                                              602
Net Loss                                                                                                     (316,034)
                                                 ----------       -------      ---------       ------       ---------
Balance at March 31, 2001                        17,345,864     $ 867,293    $ 3,387,594     $ 73,642     $(2,685,714)
                                                 ==========       =======      =========       ======       =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                                      [5]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                Period From
                                                                February 5, 1998
                                   Three Months Ended March 31, (Inception) to
                                         2001        2000       March 31, 2001

CASH FLOWS FROM OPERATING
 ACTIVITIES                           $ (270,631)  $ (578,860)  $(3,060,954)
                                         -------      -------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment     (10,644)    (283,002)     (772,833)
  Proceeds from the Sale of
    Property and Equipment                                            2,500
  Issuance of Notes Receivable            (8,000)                   (28,000)
  Payments Received on Notes
    Receivable                                                        5,000
  Cash Effect of Recapitalization                                   398,904
                                         -------      -------     ---------
       Net Cash Used in Investing
        Activities                       (18,644)    (283,002)     (394,429)
                                         -------      -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of
   Common Stock                                     3,156,810     4,151,140
                                         -------    ---------     ---------
      Increase in Cash                  (289,275)   2,294,948       695,757
Cash:

  Beginning                              985,032      429,259
                                         -------      -------       -------
  Ending                              $  695,757   $2,724,207   $   695,757
                                         =======    =========       =======

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


NOTE 2:       INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of December 31, 2000 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and the results of their operations and cash flows for the three months ended March 31, 2001 and 2000 and the period from February 5, 1998 (inception) to March 31, 2001. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2001.


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

                                      [7]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:     MINORITY INTEREST

During the quarter ended March 31, 2001, DDI exchanged 182,460 shares of its common stock for 91,230 shares of EagleView common stock held by minority shareholders. As a result of this transaction, at March 31, 2001, DDI owned approximately 99.7% of the outstanding shares of EagleView. As this is a continuation of the August 10, 1999 recapitalization, no goodwill has been recorded and only an adjustment to additional paid-in capital has been made for the resultant differences in par value.

NOTE 5:    GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $316,034 and $2,706,907 during the three months ended March 31, 2001, and the period from February 5, 1998 (inception) to March 31, 2001, respectively. The Company's working capital at March 31, 2001 of approximately $972,000 is not sufficient to fund continuing operations at the current level. These factors create a substantial doubt about the Company's ability to continue as a going concern. Management of the Company is considering plans to commence operations, reduce expenses, obtain financing through the issuance of stock or the acquisition of or merger with an operating company. The ability of the Company to continue as a going concern is dependent on their ability to continue to obtain financing and the successful implementation of management's plan and the establishment of profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our Annual Report to the SEC on Form 10-KSB, filed six weeks ago, referred to discussions underway with Symphony Telecom International, Inc., of Brampton, Canada, regarding the possible acquisition by DDI of a Symphony subsidiary which provides long distance telephone services in the United States. These discussions are continuing.

Currently, we are also in discussions with two privately owned entities, both involved in providing communications services, whose owners have expressed an interest in being acquired by DDI.

Each of these transactions, if concluded, would take the form of a "reverse merger" in which the present owners of the business being acquired would emerge with control of DDI. It is too early to predict if any one of these prospective transactions will be consummated.

                                      [8]

Meanwhile, we plan to enter into a joint venture with FMC Telecommunications, Inc. ("FMC") and Nationwide Computer Systems, Inc. ("NCS"), both Florida corporations and both headquartered in Davie, Florida. This venture would offer wireless telecommunications services, including satellite, in Florida and elsewhere.

FMC is a leading satellite equipment systems integrator and service provider offering turnkey business solutions for the carriage of data, video, Internet, voice and voice over IP traffic. FMC's client list includes WorldCom, CNBC, IBM, AT&T, Amerijet, MCI and Harris Corporation, among others. Frank Cassidy, President and controlling shareholder of FMC, has over 35 years experience in telecommunications and has been involved with satellite communications since that industry's infancy.

NCS has offered systems integration, software development, computer hardware, network management and Internet services to businesses in South Florida since 1986. In 1996, NCS expanded its service base by becoming a full service facilities-based Internet Service Provider (ISP). It now provides ISP services to over 1,000 residences and businesses in two Florida markets. NCS's ISP in one of these markets is managed, remotely, via satellite connectivity provided by FMC.

When activated, the joint venture would be capitalized at $600,000. DDI plans to invest $250,000 of that amount by contributing certain equipment and inventory to the venture, plus $50,000 in cash. FMC and NCS would, together, invest a like amount in promissory notes which can be paid by them by providing cash, goods or services to the venture. DDI would hold a 49% interest in the venture and FMC and NCS would share equally in the remaining 51%.

Certain new business prospects available to the three participants are proposed to be serviced by the venture, including clients of a telehealthcare operator based in Atlanta, Georgia and Boynton Beach, Florida, and remote locations in the Western U.S. inhabited by Native Americans. Locally, a recently completed broadcast tower located in Davie, Florida is offering wireless connectivity to the Internet. A second tower in adjacent Weston, Florida should be operational next month.

We continue to test our antenna array in Union City, New Jersey, for Internet and telecommunications transmission to, and reception from, various locations in Manhattan. Even though the point-to-multipoint service envisioned when the system was designed is not deemed ready for commercial service, the aim would be to provide point-to-point connectivity to office and apartment buildings wherein multiple users in the building could be connected to a single transceiver atop the building, instead of a direct wireless connection to a transceiver mounted on a subscriber's window. Tests are being conducted in cooperation with a long-established telephone service firm in New York City, which would market our wireless service if current tests are successful.

The Company has had no operating revenues to the date of this Report.

                                      [9]

Risks and Uncertainties

At March 31, 2001, the Company's cash and equivalent balances approximated $695,000. This amount will not be sufficient to fund operations for the next twelve months, absent meaningful revenue, additional funding, or both. No assurance can be given that such revenue or funding may be realized (see Note 5 to the within financial statements).

IN ADDITION TO THE FOREGOING UNCERTAINTY, READERS ARE ADVISED THAT STATEMENTS CONTAINED HEREIN CONCERNING FUTURE ACTIVITIES, PERFORMANCE OR INTENTIONS ARE FORWARD-LOOKING STATEMENTS WHICH, BY THEIR NATURE, INVOLVE RISK AND UNCERTAINTY BECAUSE THEY RELATE TO EVENTS, AND DEPEND ON CIRCUMSTANCES, THAT WILL OCCUR IN THE FUTURE, MANY OF WHICH ARE NOT WITHIN THE COMPANY'S CONTROL. ACTUAL RESULTS AND EVENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH STATEMENTS AS THE RESULT OF KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND/OR OTHER FACTORS AND THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE CORRECT.



PART II    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company for the period covered by this quarterly Report.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     DISTINCTIVE DEVICES, INC.
                                                             (Registrant)


Dated:  May 10, 2001                                By:  /s/ JAMES W. WOLFF
                                                    James W. Wolff
                                                    President and Treasurer
                                                    Chief Executive Officer
                                                    Chief Financial Officer

                                      [10]