Form 10QSB
period 2001-06-30
DISTINCTIVE DEVICES INC
filed 2001-08-20
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

          For the transition period from ____ to ____

                         Commission file number 0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

          New York                                      13-1999951
     (State of incorporation or organization)    (IRS Identification No.)

                 One Bridge Plaza, Ste. 100, Fort Lee, NJ 07024
          (Address of principal executive offices)          (Zip Code)

                   Issuer's telephone number:  (201)363-9922

             110 E. Atlantic Ave., Ste. 240, Delray Beach, FL 33444
                           (Issuer's former address)


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.   Yes(X) No( )

     17,364,824 shares of issuer's common stock, $.05 par value, were outstanding at July 31, 2001. Issuer has no other class of common equity.

                                     INDEX
                                                                       Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet--
          June 30, 2001                                                   3

         Condensed Consolidated Statements Of Operations--
          Three months and six months ended June 30, 2001 and 2000
          February 5, 1998 ( Inception) to June 30, 2001                  4

         Condensed Consolidated Statements Of Changes In
          Stockholders' Equity--
          Inception to June 30, 2001                                      5

         Condensed Consolidated Statements Of Cash Flows--
          Six months ended June 30, 2001 and 2000
          February 5, 1998 (Inception) to June 30, 2001                   6

         Notes To The Condensed Consolidated Financial
          Statements                                                      7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                                        9


PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION                                               11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                11



SIGNATURES                                                               11
                                      [2]

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                  June 30,
                                                                  2001
                                     ASSETS

CURRENT ASSETS
    Cash                                                          $   494,898
    Other Receivables                                                  32,190
    Loans Receivable                                                   23,000
    Inventories                                                       282,637
    Prepaid Expenses                                                    2,875
                                                                      -------
       Total Current Assets                                           835,600

PROPERTY AND EQUIPMENT, Net                                           521,942

OTHER ASSETS                                                           20,800
                                                                    ---------
                                                                  $ 1,378,342
                                                                    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities                      $     8,889
    Accrued Accounting Fees                                            16,903
                                                                    ---------
       Total Current Liabilities                                       25,792
                                                                    ---------
COMMITMENTS

MINORITY INTEREST                                                           -

STOCKHOLDERS' EQUITY
 Preferred Stock, Par Value $1;
  Authorized 1,000,000 Shares, Issued 0 Shares                              -
 Common Stock, Par Value $.05;
  Authorized 20,000,000 Shares                                        868,241
 Additional Paid-In Capital                                         3,460,288
 Deficit Accumulated During the Development Stage                  (2,975,979)
                                                                    ---------
                                                                    1,352,550
                                                                    ---------
                                                                  $ 1,378,342
                                                                    =========

The Accompanying Notes are an Integral Part of These Financial Statements

                                      [3]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                             Period From
                                                                                             February 5,1998
                                 Three Months Ended June 30,   Six Months Ended June 30,     (Inception) to
                                 2001          2000            2001         2000             June 30, 2001


Revenue                          $         -   $         -     $        -   $         -      $         -
General and Administrative
Expenses                             247,235       606,768        572,632     1,106,543        3,205,774
                                     -------       -------        -------     ---------        ---------
Operating Loss                      (247,235)     (606,768)      (572,632)   (1,106,543)      (3,205,774)
                                     -------       -------        -------     ---------        ---------
Other Income and Expense
  Interest and Other Income            5,054        26,345         14,417        32,544           92,513
  Loss on Disposal of Assets         (48,084)            -        (48,084)            -          (54,584)
                                      ------        ------         ------        ------           ------
     Total Other Income
        and Expense                  (43,030)       26,345        (33,667)       32,544           37,929
                                      ------        ------         ------        ------           ------
                                    (290,265)     (580,423)      (606,299)   (1,073,999)      (3,167,845)
Minority Interest                          -             -              -        51,628          170,673
                                     -------       -------        -------     ---------        ---------
Net Loss                         $  (290,265)  $  (580,423)    $ (606,299)  $(1,022,371)     $(2,997,172)
                                     =======       =======        =======     =========        =========

Weighted Average Shares
 Of Common Stock
 Outstanding                      17,355,448    17,163,404    17,335,631    15,838,826       11,485,463
                                  ==========    ==========    ==========    ==========       ==========
Loss Per Share -
 Basic and Diluted               $     (0.02)  $     (0.03)  $     (0.03)  $     (0.06)     $     (0.26)
                                        ====          ====          ====          ====             ====

The Accompanying Notes are an Integral Part of These Financial Statements

                                      [4]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                                                                                 Deficit
                                                                               Additional       Shares           Accumulated
                                           Common Stock                        Paid-in          to be            During the
                                           Shares             Amount           Capital          Issued           Development Stage

Initial Issuance for Cash                   6,000,000         $   300,000      $  (299,700)     $       -        $         -

Net Loss                                            -                   -                -              -               (195)
                                            ---------             -------          ------           -----                ---
Balance at December 31, 1998                6,000,000             300,000         (299,700)             -               (195)

Issuance of Shares for Cash                 2,051,340             102,567          699,597              -                  -
Acquisition of Net Assets on
 Recapitalization                           4,119,902             205,995           (1,666)             -                  -
Issuance of Shares for Finder's Fee           121,712               6,086           85,198              -                  -
Net Loss                                            -                   -                -              -           (606,764)
                                           ----------             -------          -------          -----            -------
Balance at December 31, 1999               12,292,954             614,648          483,429              -           (606,959)

Issuance of Shares for Cash                 3,156,810             157,841        2,998,969              -                  -
Issuance of Shares for Acquisition
 of Minority Interest                       1,713,640              85,681          (85,681)             -                  -
Shares to be Issued for Finder's Fee                -                   -                -         73,034                  -
Reduction of Minority Interest                      -                   -                -              -             21,193
Net Loss                                            -                   -                -              -         (1,783,914)
                                           ----------            --------        ---------         ------          ---------
Balance at December 31, 2000               17,163,404             858,170        3,396,717         73,034         (2,369,680)

Issuance of Shares for Acquisition
 Of Minority Interest                         182,460               9,123           (9,123)             -                  -
Issuance of Shares  for Finder's Fee           18,960                 948           72,694        (73,034)                 -
Net Loss                                            -                   -                -              -           (606,299)
                                           ----------             -------        ---------         ------          ---------
Balance at June 30, 2001                   17,364,824         $   868,241      $ 3,460,288      $       -        $(2,975,979)
                                           ==========             =======        =========         ======          =========

The Accompanying Notes are an Integral Part of These Financial Statements

                                      [5]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         Period From
                                                                         February 5, 1998
                                            Six Months Ended June 30,    (Inception) to
                                            2001          2000           June 30, 2001

CASH FLOWS FROM OPERATING
    ACTIVITIES                              $  (469,878)  $(1,471,427)   $(3,260,201)
                                                -------     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property
     and Equipment                              (12,256)     (661,350)      (774,445)
    Proceeds from the Sale of
     Property and Equipment                           -             -          2,500
    Issuance of Notes Receivable                  (8,000)           -        (28,000)
    Payments Received on Notes
     Receivable                                        -            -          5,000
    Cash Effect of Recapitalization                    -            -    $  (396,041)
                                                   -----        -----        -------
        Net Cash Used in Investing
         Activities                              (20,256)    (661,350)      (396,041)
                                                  ------      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Issuance of
     Common Stock                                      -    3,156,810      4,151,140
                                                  ------    ---------      ---------
       Increase in Cash                         (490,134)   1,024,033        494,898
Cash:

      Beginning                                  985,032      429,259              -
                                                 -------      -------        -------
      Ending                                $    494,898  $ 1,453,292    $   494,898
                                                 =======    =========        =======

The Accompanying Notes are an Integral Part of These Financial Statements

                                      [6]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:        BASIS OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiary, EagleView Industries, Inc. (EagleView) (collectively the "Company").

NOTE 2.        NATURE OF BUSINESS
The Company has determined to set aside its domestic wireless ISP business plans, and to pursue software development and systems integration businesses.


NOTE 3:       INTERIM FINANCIAL DATA
In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The annual financial statements of the Company as of December 31, 2000 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and the results of their operations for the three and six months and the period from February 5, 1998 (inception) to June 30, 2001, and cash flows for the six months ended June 30, 2001 and 2000 and the period from February 5, 1998 (inception) to June 30, 2001. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2001.


NOTE 4:         CAPITAL STRUCTURE

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

                                      [7]

                    DISTINCTIVE DEVICES, INC. AND SUBSIDIARY
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:     MINORITY INTEREST
During the six months ended June 30, 2001, DDI exchanged 182,460 shares of its common stock for 91,230 shares of EagleView common stock held by minority shareholders. As a result of this transaction, at June 30, 2001, DDI owned approximately 99.7% of the outstanding shares of EagleView. As this is a continuation of the August 10, 1999 recapitalization, no goodwill has been recorded and only an adjustment to additional paid-in capital has been made for the resultant differences in par value.

NOTE 6:    GOING CONCERN
As shown in the accompanying financial statements, the Company incurred net losses of $290,265, $606,299 and $2,997,172 during the three months and six months ended June 30, 2001, and the period from February 5, 1998 (inception) to June 30, 2001, respectively. The Company's working capital at June 30, 2001 of approximately $810,000 is not sufficient to fund continuing operations at the current level. These factors create a substantial doubt about the Company's ability to continue as a going concern. Management of the Company is considering various plans including commencing operations, reducing expenses, the acquiring of or merging with an operating company and obtain financing through the issuance of debt and stock. The Company is contemplating offering in a private placement, units consisting of convertible debentures and common stock. The contemplated $3,000,000 offering is currently planned to consist of 600,000 five dollar units, aggregating $2,400,000 of convertible debentures and 4,800,000 shares of DDI's common stock. Each five-dollar unit would consist of a four-dollar 10% convertible debenture and eight shares of DDI's common stock. The debentures would have a five-year maturity, and would be convertible into shares of DDI's common stock at prices ranging from $0.50 to $1.50. The placement would become effective upon the Company's receipt of a minimum of $1,000,000 in subscriptions.

The ability of the Company to continue as a going concern is dependent on their ability to continue to obtain financing, the successful implementation of management's plan and the establishment of profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7:     RELOCATION

The Company has closed its Delray Beach, Florida and New York City locations, and has relocated its operations to Fort Lee, New Jersey. The Company is in the process of attempting to terminate certain of its leases.

                                      [8]

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION

At a meeting of directors held on May 15, 2001, Mr. Sanjay Mody, 43, was elected President, CEO, Treasurer and CFO of the Company, replacing Mr. James Wolff who resigned these positions while remaining a director. Mr. Mody has been a director and shareholder of the Company since March 2000. He has been an active investor in several technology companies over the past eighteen months and prior thereto served for four years as Vice President of Laidlaw Global Securities in New York City. At the meeting, two nominees, proposed by Mr. Mody, were added to the Board of Directors, namely, Mr. Shrikant Mehta and Mr. William Walles.

Mr. Mehta is the founder of Combine International, Inc., a multi-million dollar business engaged in the manufacture and distribution of fine jewelry, and Internet Operations Center, Inc., engaged in web hosting and Internet professional services. He serves both companies as CEO and President and both are based in the Detroit, Michigan area. Mr. Mehta has founded a number of companies including Inknowvator, Inc., I*Logic, Inc., The POM Group, Inc. and Lenderlive.com. He currently serves as a director of these and other corporations. He holds Bachelor and Master Degrees in Electronics.

Mr. Walles recently founded VIEWige, in Newport Coast, California, a general contractor providing services to assist large corporations, and other entities, in fulfilling Internet objectives by providing better and speedier interaction with customers, employees and shareholders. Previously he served as President of Combine International, Inc. and earlier, in advanced manufacturing technology assignments with Ford Motor Company. He holds a B.S. Degree in Mechanical Engineering and a M.S. Degree in Engineering Management.

In mid-June, our offices in Delray Beach, Florida were closed and headquarters were relocated to space occupied by Mr. Mody in Fort Lee, New Jersey.

While the within financial statements disclose a steady decline in expenses and losses for the periods covered in this Report, to the date hereof the Company has not realized any revenues from operations. Additional funding will be needed to carry out the Plan of Operation, below, and this requirement is addressed in the Subsequent Events section which follows.

Plan of Operation
The Company has abandoned its earlier plan to provide wireless Internet connectivity services in the New York City area. Given the recent precipitous drop in rates charged for Internet access by competitors, including local telephone companies, it would be uneconomic to pursue this activity. However, the equipment and inventory acquired to undertake New York operations may have value in foreign locations and we are investigating several such prospects.

We intend to shift our business focus to software development. Mr. Mody, a native of India, has numerous contacts in the software and telecommunications industries in that country which, we believe, will prove beneficial to the Company in the near future. India is well known for the low cost and high quality of its locally engineered software products and we believe that acquisition


                                      [9]
of a firm or organization in that industry can be accomplished. With such an "in house" software development capability, marketing efforts in the U.S., and elsewhere, can be undertaken. Working relationships with prospective acquirees enable us to garner business beforehand, evidenced by the Company's first revenue producing purchase order, issued this month by a U.S. customer, for software development valued at $200,000.

While our principal activity is now the marketing of customized software for systems integration and other applications, we are actively pursuing uses for our wireless Internet capabilities in two locations in Eastern Europe, both involving national or provincial governmental agencies.

Subsequent Events

A Private Offering Memorandum has been prepared with respect to the sale of $1 to $3 million in new Company securities. Up to 600,000 units will be offered at $5.00 per unit, each consisting of (i) $4.00 principal amount of 10% Convertible Debentures and (ii) eight (8) shares of Common Stock, $.05 par value. The Debentures will mature in five years during which term they will be convertible into Common Stock at prices ranging from $0.50 per share in the first year to $1.50 per share in the fifth. Funds will be available to the Company upon the minimum sale of $1,000,000 of such securities.

We are in the final stages of negotiating an OEM and Distributor agreement with Realtime Access Inc. for marketing their high-end Voice and Data access products for telephone companies, which are constantly upgrading their networks to provide high-speed data on existing infrastructure. This premier product provides a "last mile solution" for telecom companies to provide high-speed data and voice on the same platform simultaneously. The Company will have exclusive marketing rights in Russia, Bulgaria, Ukraine and Turkey. Mr. Mody
is a founding Director of Realtime Access Inc.   The agreement is expected to
be signed later this month.

Future Funding

At June 30, 2001, the Company's cash balances approximated $500,000.   This sum
may not be sufficient to fund operations for the next twelve months, absent meaningful revenues and/or successful completion of the Private Offering described above.

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

                                      [10]

PART II    OTHER INFORMATION

Item 5.    OTHER INFORMATION

A Notification of Late Filing on Form 12b-25 was filed on August 14, 2001, in order to obtain an extension of time for the filing of this Report on Form 10-QSB.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A Report on Form 8-K was filed, dated May 15, 2001, which reported the change in the Company's principal executive officer and the addition of two directors, as described in Item 2 of this Report.

No other report on Form 8-K was filed during the quarter ended June 30, 2001.






                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DISTINCTIVE DEVICES, INC.
                                                        (Registrant)



Dated:  August 17, 2001                           By:  /s/ SANJAY MODY
                                                           Sanjay Mody
                                                     President and Treasurer
                                                     Chief Executive Officer
                                                     Chief Financial Officer


[11]