Form 10QSB
period 2001-09-30
DISTINCTIVE DEVICES INC
filed 2001-11-14
CIK 59963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 2001

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______________ to ______________


                         Commission file number: 0-2749
                                                 ------



                            DISTINCTIVE DEVICES, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)



          New York                                             13-1999951
          --------                                             ----------
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation)                                     Identification No.)


One Bridge Plaza, Ste. 100, Fort Lee, New Jersey                   07024
------------------------------------------------                   -----
    (Address of principal executive offices)                     (Zip Code)


                                 (201) 363-9923
                                 --------------
                (Issuer's telephone number, including area code)


                                      N/A
                                      ---
                           (Issuer's former address)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ---         ---


Number of shares outstanding of the Registrant's $0.05 par value common stock as of November 13, 2001 was 19,134,824 shares. The Registrant has no other class of common stock equity.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS


                                                                            Page

PART I -  FINANCIAL INFORMATION                                                3

Item 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000                           3

          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended September 30, 2001
            and 2000 and from February 5, 1998 (Inception) to
            September 30, 2001                                                 4

          Condensed Consolidated Statements of Changes in
            Stockholders' Equity - Inception to September 30, 2001             5

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2001 and 2000 and from
            February 5, 1998 (Inception) to September 30, 2001                 6

          Notes to Condensed Consolidated Financial Statements               7-9

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        10-11


PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    12


SIGNATURES                                                                    13

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                          September 30,   December 31,
                                                              2001            2000
                                                          ------------    -----------
                                                           (unaudited)
ASSETS:

Current assets:
  Cash                                                     $   356,760    $   985,032
  Other receivables                                             63,235         22,190
  Accounts receivable                                           30,000              -
  Inventories                                                  211,978        282,637
  Assets held for sale                                         132,712              -
  Prepaid expenses                                                 360          4,750
                                                          ------------    -----------

        Total current assets                                   795,045      1,294,609

Property and equipment, net                                    144,057        631,406

Other assets                                                         -         65,839
                                                          ------------    -----------

        Total assets                                       $   939,102    $ 1,991,854
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and accrued liabilities                 $    27,649    $    26,616
  Accrued professional fees                                     12,145          6,997
                                                          ------------    -----------

        Total current liabilities                               39,794         33,613
                                                          ------------    -----------

Capital lease obligation                                        17,820              -
                                                          ------------    -----------

        Total liabilities                                       57,614         33,613
                                                          ------------    -----------

Commitments

Minority interest

Stockholders' equity:
  Preferred stock, par value $1; authorized 1,000,000
    shares, issued -0- shares                                        -              -
  Common stock, par value $.05; authorized 20,000,000
    shares; 17,364,824 and 17,347,688 outstanding in
    2001 and 2000, respectively                                868,241        858,170
  Shares to be issued - 17,136 common shares                        -          73,034
  Additional paid-in capital                                 3,460,288      3,396,717
  Deficit accumulated during the development stage          (3,447,041)    (2,369,680)
                                                          ------------    -----------

        Total stockholders' equity                             881,488      1,958,241
                                                          ------------    -----------

        Total liabilities and stockholders' equity         $   939,102    $ 1,991,854
                                                           ===========    ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                         Period from
                                                                                         February 5,
                                                                                             1998
                                 Three Months Ended             Nine Months Ended        (Inception)
                                    September 30,                 September 30,               to
                             --------------------------    --------------------------   September 30,
                                 2001           2000           2001           2000           2001
                             -----------    -----------    -----------    -----------    -----------
Revenue                      $    33,500    $         -    $    33,500    $         -    $    33,500
General and administrative
  expenses                      (205,621)      (483,566)      (778,253)    (1,590,109)    (3,411,395)
                             -----------    -----------    -----------    -----------    -----------

      Operating loss            (172,121)      (483,566)      (744,753)    (1,590,109)    (3,377,895)
                             -----------    -----------    -----------    -----------    -----------

Other income (expense):
  Interest and other income        4,066         12,302         18,483         44,846         96,579
  Loss on disposal of assets    (232,348)             -       (280,432)             -       (286,932)
  Inventory write-down           (70,659)             -        (70,659)             -        (70,659)
                             -----------    -----------    -----------    -----------    -----------

      Total other income
        (expense)               (298,941)        12,302       (332,608)        44,846       (261,012)
                             -----------    -----------    -----------    -----------    -----------

Minority interest                      -              -              -         51,628        170,673
                             -----------    -----------    -----------    -----------    -----------

      Net loss               $  (471,062)   $  (471,264)   $(1,077,361)   $(1,493,635)   $(3,468,234)
                             ===========    ===========    ===========    ===========    ===========

Weighted average shares of
  common stock outstanding    17,364,824     17,163,404     17,252,224     16,282,235     13,085,448
                             ===========    ===========    ===========    ===========    ===========

Loss per share - basic
  and diluted                  $(0.03)        $(0.03)        $(0.06)        $(0.09)        $(0.27)
                             ===========    ===========    ===========    ===========    ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                    Common stock           Additional       Shares       During the
                             --------------------------      Paid-in         to be       Development
                                Shares         Amount        Capital        Issued          Stage
                             -----------    -----------    -----------    -----------    -----------
Initial issuance for cash      6,000,000    $   300,000    $  (299,700)             -    $         -

Net loss                               -              -              -              -           (195)
                             -----------    -----------    -----------    -----------    -----------

Balance at December 31,
  1998                         6,000,000        300,000       (299,700)             -           (195)

Issuance of shares for cash    2,051,340        102,567        699,597              -              -
Acquisition of net assets
  on recapitalization          4,119,902        205,995         (1,666)             -              -
Issuance of shares for
  finder's fee                   121,712          6,086         85,198              -              -
Net loss                               -              -              -              -       (606,764)
                             -----------    -----------    -----------    -----------    -----------

Balance at December 31,
  1999                        12,292,954        614,648        483,429              -       (606,959)

Issuance of shares for cash    3,156,810        157,841      2,998,969              -              -
Issuance of shares for
  acquisition of minority
  interest                     1,713,640         85,681        (85,681)             -              -
Shares to be issued for
  finder's fee                         -              -              -         73,034              -
Reduction of minority
  interest                             -              -              -              -         21,193
Net loss                               -              -              -              -     (1,783,914)
                             -----------    -----------    -----------    -----------    -----------

Balance at December 31,
  2000                        17,163,404        858,170      3,396,717         73,034     (2,369,680)
                             -----------    -----------    -----------    -----------    -----------

Issuance of shares for
  acquisition of minority
  interest                       182,460          9,123         (9,123)             -              -
Issuance of shares for
  finder's fee                    18,960            948         72,694        (73,034)             -
Net loss                               -              -              -              -     (1,077,361)
                             -----------    -----------    -----------    -----------    -----------

Balance at September 30,
  2001                        17,364,824    $   868,241    $ 3,460,288              -    $(3,447,041)
                             ===========    ===========    ===========    ===========    ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                          Period from
                                                                          February 5,
                                                                              1998
                                                 Nine Months Ended        (Inception)
                                                   September 30,               to
                                            --------------------------   September 30,
                                                2001           2000           2001
                                            -----------    -----------    -----------
Cash flows from operating activities
  Net loss                                  $(1,077,361)   $(1,493,635)   $(3,468,234)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                103,393        108,530        225,296
    Loss of write-down of fixed assets
      and inventories                           351,092              -        357,592
    Minority interest in net loss                     -              -       (170,673)
    Changes in operating assets and
      liabilities:
        Accounts receivable                     (30,000)             -        (30,000)
        Other receivables                       (41,045)        (7,190)       (48,235)
        Inventories                             (81,571)       (49,765)      (364,208)
        Prepaid and other assets                 75,229        (65,386)         7,645
        Accounts payable and accrued
          expenses                                6,181         19,385         39,794
        Capital stock issued for services             -         73,034        164,318
        Due to related parties                        -        (95,000)      (197,700)
                                            -----------    -----------    -----------

          Cash used in operating activities    (694,082)    (1,510,027)    (3,484,405)
                                            -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment            (29,188)      (728,715)      (791,377)
  Proceeds from the sale of property and
    equipment                                         -          2,500          2,500
  Issuance of notes receivable                   (8,000)       (20,000)       (28,000)
  Payments received on notes receivable               -          5,000          5,000
  Cash effect of recapitalization                     -              -        398,904
                                            -----------    -----------    -----------

        Net cash used in investing
          activities                            (37,188)      (741,215)      (412,973)
                                            -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock         73,034      3,156,810      4,224,174
  Capital lease obligation                       29,964              -         29,964
                                            -----------    -----------    -----------

        Net cash provided by financing
          activities                            102,998      3,156,810      4,254,138
                                            -----------    -----------    -----------

        Increase (decrease) in cash            (628,272)       905,568        356,760

Cash:
  Beginning of period                           985,032        429,259              -
                                            -----------    -----------    -----------

  Ending of period                          $   356,760    $ 1,334,827    $   356,760
                                            ===========    ===========    ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Quarterly Presentation
     -------------------------------

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual financial statements of the Company as of December 31, 2000 should be read in conjunction with these statements. The financial information included herein has not been audited.

However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and the results of their operations for the three and nine months and the period from February 5, 1998 (inception) to September 30, 2001, and cash flows for the nine months ended September 30, 2001 and 2000 and the period from February 5, 1998 (inception) to September 30, 2001. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2001.


2.   Basis of Consolidation and Nature of Operation
     ----------------------------------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiaries, EagleView Industries, Inc. ("EagleView"), and Distinctive Devices (India) PLC ("DDI-India") (collectively the "Company"). In July 2001 the Company discontinued its domestic wireless ISP operation and adopted a business plan involving software development and systems integration businesses together with its DDI-India subsidiary (see Note 3).


3.   Discontinued Operations
     -----------------------

On July 2, 2001, the Board of Directors of the Company approved the discontinuation of its domestic wireless ISP business operations. Accordingly, the Company segregated the assets, liabilities and operating expenses as of September 30, 2001. Total assets and loss from discontinued operations from the discontinued wireless operations were $132,712 and $280,432, respectively, in the period ended September 30, 2001.


4.   Assets Held for Sale
     --------------------

Certain assets related to the Company's discontinued wireless operations have been written down, segregated and are available for sale to domestic or foreign buyers.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Supplemental Cash Flow Information
     ----------------------------------

                                                                          Period from
                                                                          February 5,
                                                                              1998
                                                 Nine Months Ended        (Inception)
                                                   September 30,               to
                                            --------------------------   September 30,
                                                2001           2000           2001
                                            -----------    -----------    -----------
     Supplemental Cash Flows:
       Interest paid during period          $       109    $       121    $       312
                                            ===========    ===========    ===========

       Taxes paid during period             $     1,993    $       527    $     3,047
                                            ===========    ===========    ===========

     Supplemental Noncash Activities:
       Common shares issued in connection
         with acquisition of minority
         interest                           $     9,123    $    85,681    $    94,804
                                            ===========    ===========    ===========

       Common shares issued for services    $    73,034    $         -    $   164,318
                                            ===========    ===========    ===========

6.   Capital Structure
     -----------------

Preferred Stock
---------------

The Company has 1,000,000 authorized shares of preferred stock (par value $1). The Board has authority to issue the shares in one or more series and to fix the designation preferences, powers and other rights as it deems appropriate. No shares of preferred stock have been issued.

Common Stock
------------

The Company has 20,000,000 authorized shares of common stock (par value $.05). Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.


7.   Going Concern
     -------------

As shown in the accompanying financial statements, the Company incurred net losses of $471,062, $1,077,361 and $3,447,041 during the three and nine months ended September 30, 2001, and for the period from February 5, 1998 (inception) to September 30, 2001, respectively. The Company's working capital at September 30, 2001 of approximately $755,251 is not sufficient to fund continuing operations at the current level. These factors create a substantial doubt about the Company's ability to continue as a going concern. Management of the Company is considering various plans including acquiring of or merging with an operating company and obtaining financing through the issuance of debt and stock.

A private placement is contemplated by the Company to provide a minimum of $1 million and a maximum of $3 million in new funding. This would follow shareholder approval of an increase in authorized share capital to facilitate the placement. The Company can provide no assurance that the placement would be successful or provide adequate proceeds for future needs.

The ability of the Company to continue as a going concern is dependent on its ability to continue to obtain financing, the successful implementation of management's plan and the establishment of profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   New Accounting Pronouncement
     ----------------------------

In June 2001 the Financial Accounting Standards Board ("FASB") issued two new statements of accounting, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Although the provisions of these statements are effective beginning in the year 2002, management does not believe they will have a material impact on the Company's financial position or results of operation in future periods.

In June 2001 the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations" and in August 2001 SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Both statements are effective in 2002. Management is assessing the effects of these statements on the Company's future operations.


9.   Relocation
     ----------

The Company has closed its Delray Beach, Florida and New York City locations, and has relocated its operations to Fort Lee, New Jersey. The Company is in the process of attempting to terminate certain of its leases.


10.  Subsequent Events
     -----------------

On October 31, 2001, the Company purchased all of the outstanding common shares of Webpulse Consulting, Inc., a consulting affiliate of the Company in exchange for 1,770,000 shares of its $0.05 par value common shares. The Company will operate Webpulse as a wholly owned subsidiary. Webpulse operates in two business segments: software consulting and the operation of GEMBEX, an online website that offers manufacturers and suppliers materials used in the manufacture of jewelry.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation
         --------------------------------------------

Results of Operations
---------------------

During September 2001, the Company had software product sales of $33,500. This represents the first operating revenue reported by the Company since inception. Added deliveries to the same customers are expected to approximate $200,000 during the fourth quarter ending December 31, 2001.

Following the change in management in May 2001, the Company abandoned its plan to provide wireless Internet connectivity services in the New York City area and adopted a new business plan to market software development services. The Company's new president and CEO, Mr. Mody, has numerous contacts and customer prospects in the software field, including several high quality, low cost, software design and development providers in his native country of India.

The accompanying financial statements show a steady reduction in general and administrative ("G&A") expenses over the past year. These costs amounted to approximately $206,000 for the three months ended September 30, 2001, compared to approximately $484,000 for the same quarter a year earlier. For the respective nine-month periods then ended, G&A expenses were approximately $778,000 and $1,590,000.

During the three months ended September 30, 2001, and reflecting abandonment of our earlier business plan (referred to above), various assets were disposed of resulting in a charge to operations of $232,318. Also, inventory valuations were reduced by $70,659. As a consequence, the net loss for the three-month 2001 period was $471,062, compared to an almost identical loss of $471,264 in the same quarter a year ago.

In summary, net losses aggregated $1,077,361 in the nine months ended September 30, 2001, compared to $1,493,635 in the same period a year earlier.

On September 10, 2001, the Federal Communications Commission issued a long-awaited license authorizing non-common carrier operation of our rooftop satellite antenna located in Union City, New Jersey. Efforts are underway to activate this earth station by matching its multi-satellite, voice and data transmission capabilities with the communication needs of an active or prospective broadcaster.

Also in September 2001, our distribution agreement with Real Time Access, Inc., of Livermore, California ("RTA") was finalized. RTA manufacturers high speed voice and data access products sold to telephone companies worldwide. The agreement grants the Company exclusive marketing rights for RTA products in Bulgaria, Russia, Turkey and Ukraine. The Company's president and CEO, Sanjay Mody, is a director of RTA.

Subsequent Events
-----------------

Arrangements have been made to install, for test purposes, RTA equipment in the Moscow facilities of Center Telecom, one of the largest Russian telephone companies. This is scheduled to occur in November 2001. This test is being undertaken in concert with Linkcapital Business Consulting Ltd., an established, diversified Moscow organization with over 700 employees. Linkcapital has a 49% interest in our RTA activities in Russia. The Company is currently in discussions with firms in the three other countries that may join the Company, as partners, in marketing RTA products.

On October 31, 2001, the Company acquired all outstanding shares of Webpulse Consulting, Inc., of Fort Lee, New Jersey, in exchange for 1,770,000 shares of its $0.05 par value common stock. Mr. Mody, president and CEO of the Company, is also president of Webpulse. Mr. Mody's wife, Nina Mody, who was Webpulse's principal shareholder, received 1,100,000 shares of the Company's common stock in exchange for her equity interest in Webpulse.

Webpulse is engaged primarily in website and portal software design and development. It will continue operations as a wholly-owned subsidiary of the Company. Also, in mid-October, Webpulse launched an in-house Internet service, The Gem Bazaar Exchange ("GEMBEX").

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


GEMBEX is an online B2B website designed for use by manufacturers, suppliers, distributors and dealers in the jewelry industry. Subscribers worldwide pay a fixed fee for the service which enables buyers and sellers to locate one another for the purpose of dealing in precious and semi-precious stones, metals and other jewelry products and materials.

The GEMBEX website serves solely as a "meeting place" for its subscribers, who then transact business directly between themselves. The website is not involved in these transactions nor does it handle or transfer goods or payments related thereto.

The Company's 95%-owned subsidiary, Distinctive Devices Inc. (India), PLC, is negotiating a possible merger with Pyramid Wireless, Ltd. of Mumbai (Bombay), India ("Pyramid"). Pyramid employs 40 persons, including software engineers and developers. This arrangement, if completed, will enable the Company to offer in-house software and web application development products to customers in the United States and world wide.

On October 23, 2001, the Company retained Rosen Seymour Shapss Martin & Company LLP, an accounting firm located in New York City, as its independent auditors, replacing Goldstein Lewin & Co., Boca Raton, Florida.

Financial Condition

Cash balances of $356,760 at September 30, 2001, plus subsequent operating revenues, may not be sufficient to cover expenditures in the months ahead as the Company continues to make investments in new businesses. For that reason a private placement is planned to provide the necessary financing of a minimum of $1 million and a maximum of $3 million in new funding. The Company intends to call a Special Meeting of Shareholders in the near future to consider, among other matters, an increase in authorized share capital to facilitate the placement and other capital transactions.

No assurance can be given that the placement will be successful or will provide sufficient net proceeds for present and planned future needs. Further, the placement, or other alternative capital raise, could result in substantial dilution to present shareholders.


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

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

No report on Form 8-K was filed during the quarter ended September 30, 2001.

A Report on Form 8-K was filed, dated October 23, 2001, which reported the change in the Company's independent auditors and Form 8-K dated October 31, 2001 which reported the acquisition of Webpulse Consulting, Inc., as described in
Item 2 of this Report.

DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
(Development Stage Companies)
--------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DISTINCTIVE DEVICES, INC.
                                              (Registrant)


Date:  November 13, 2001                By:    /s/ Sanjay Mody
                                               ---------------------------------
                                        Name:  Sanjay Mody
                                        Title: President and Treasurer,
                                               Chief Executive Officer and
                                               Chief Financial Officer