Form 10KSB
period 2001-12-31
DISTINCTIVE DEVICES INC
filed 2002-04-15
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


         (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2001

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

                                   13-1999951
                          (I.R.S. Identification No.)

            One Bridge Plaza, Suite 100, Fort Lee, New Jersey 07024
                    (Address of principal executive offices)

                   Issuer's telephone number:  (201)363-9922

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.05 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer is a development stage company and had nominal operating revenues of $36,000 for the fiscal year ended December 31, 2001.

The aggregate market value of voting stock held by non-affiliates of the issuer approximated $550,000 as of February 28, 2002, computed by reference to the average of the bid and asked prices for such stock as reported by the Pink Sheets OTC Market Report.

19,134,824 shares of issuer's common stock, $.05 par value, were outstanding at February 28, 2002. Issuer had no other class of common equity.


DOCUMENTS INCORPORATED BY REFERENCE:   None

                                     INDEX

PART I                                                    Page

Item 1.     DESCRIPTION OF BUSINESS                         4

Item 2.     DESCRIPTION OF PROPERTIES                       6

Item 3.     LEGAL PROCEEDINGS                               6

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                6

PART II
Item 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                             7

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                            8

Item 7.     FINANCIAL STATEMENTS                           10
              Index to Financial Statement      F-1
              Reports of Independent Auditors   F-2
              Financial Statements              F-5
              Notes to Financial Statements     F-10

Item 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                           10

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
            PERSONS;  COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT                               11

Item 10.    EXECUTIVE COMPENSATION                         13

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                          13

Item 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                   15

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K               16

            SIGNATURES                                     18
                                      [3]

                                     PART I

Item 1.  DESCRIPTION OF THE BUSINESS

Distinctive Devices, Inc. is a New York corporation organized in 1961 (herein referred to as "we", "our", "issuer", "DDI" or "the Company"). The business of the Company has taken a new direction following the election of Mr. Sanjay Mody as president in May 2001. In June 2001, DDI's offices were relocated from Florida to Mr. Mody's offices in Fort Lee, New Jersey.

Drawing on Mr. Mody's business contacts and relationships in the U.S., his native India, and elsewhere, DDI is now engaged in three principal activities, namely, (i) design, development and production of software products including web-related services, (ii) distribution of DSL (Digital Subscriber Line) equipment marketed to telephone companies in Eastern Europe and (iii) trading in rough and polished gemstones.

Software activities are conducted by two subsidiaries, Webpulse Consulting Inc., Fort Lee, New Jersey ("Webpulse"), and Distinctive Devices (India), PLC, Mumbai (Bombay), India. Webpulse was acquired by DDI in October 2001 in exchange for 1,770,000 shares of the Company's Common Stock. Mr. Mody's spouse was the controlling shareholder of Webpulse. DDI-India was organized and activated during 2001.

Webpulse is engaged in the design and development of website and portal software. Also, it owns and operates an e-commerce website called GEMBEX, which allows dealers in jewelry and precious and semi-precious stones to meet one another on the Internet for the purpose of negotiating sales and purchases. Subscribers to the service pay a fixed monthly fee and GEMBEX is not a party to the negotiations, payment or delivery of the goods. Instead, GEMBEX serves solely as a "meeting place" for its subscribers. GEMBEX revenues were nominal during 2001.

DDI-India is staffed by experienced engineers and marketing managers proficient in the design, production and maintenance of customized software solutions, integration services and website design and support. In prior employment, they have provided such products and services to a number of private companies and governmental agencies in India. Similar entities are prospective customers for DDI-India and its products and services will be marketed in the U.S. by Webpulse. Marketing involves identification of, and proposing solutions for, a prospective customer's software requirements.

                                      [4]

In September 2001, DDI was appointed as the exclusive distributor in Bulgaria, Russia, Turkey and Ukraine for RealTime Access, Inc. ("RTA"). RTA manufactures platforms which enable local telephone companies to provide fast access DSL services to their customers over existing copper wire infra-structure (also known as a "last mile solution"). Worldwide, some 110 carriers now utilize RTA equipment, including 90 in the U.S.

RTA facilities are located in Livermore, California and New Delhi, India. Mr. Mody and Mr. Mehta, directors of DDI, are also directors and shareholders of RTA. During the first three months of 2002, DDI sales of RTA equipment approximated $200,000. There were no such DDI sales during 2001.

Gemstone trading activity is conducted by a wholly-owned subsidiary, International Gemsource Inc., organized by DDI in January 2002. During the first three months of 2002, revenues from gemstone trading approximated $200,000.

The Company faces intense competition in each of its principal activities. In the software field, some 20 other public companies offer similar services. The largest of these firms are based in India and maintain marketing offices in the U.S. and other parts of the world. In most instances, competitors are divisions of Indian conglomerates, all with far greater resources than the Company's.

Webpulses's GEMBEX website competes with an established U.S. jewelry supplier website that has more than 2,000 subscribers. With fewer than 30 subscribers, our GEMBEX website activity may be abandoned.

RTA is the smallest of five U.S. companies offering long-reach DSL and voice equipment to small line-size telephone companies. It is the only one of the five with manufacturing facilities in India.

Trading in rough and polished gemstones, the activity of International Gemsource, Inc., is a business with hundreds of competitors worldwide, many of which have resources far greater than the Company's.

                                      [5]

Historically, DDI sold its prior businesses in 1996 and became a public shell. In August 1999, it merged with Eagleview Industries, Inc., which was engaged in developing a wireless Internet and telecommunications service in the New York City area. As a consequence, control of DDI passed to the controlling shareholder of Industries who became DDI's president. During 2000, DDI privately-placed 3,156,810 shares of common stock at $1 per share (see Note 9 to the within Financial Statements). In 2001, we abandoned the wireless plan, following Mr. Mody's election as president in May 2001.

Currently (March 2002), DDI and its subsidiaries have six full-time employees in the U.S., seven in India and a part-time employee in Russia.

For further information please refer to Item 6 of this Report.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's head office in an office complex in Fort Lee, New Jersey comprises 2,300 sq. ft. and is currently leased at the rate of $5,175 per month. The lease expires in 2005 and is subject to annual escalations.

Our subsidiary's lease in Mumbai (Bombay), India comprises 6,000 sq. ft. in a multi-story building. The lease rate and terms are currently being negotiated. The facility provides space for software production, engineering and design, as well as the subsidiary's offices.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.


                                      [6]

                                    PART II

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Issuer's common stock, $.05 par value, is traded over-the-counter under the symbol DDEV. Quotations are reported in the OTC Bulletin Board and the Pink Sheets OTC Market Report. The Company has no other common equity outstanding.

Information furnished by the Pink Sheets OTC Market Report reports the range of high and low bid quotations for each quarterly period during the two most recent fiscal years, as set forth below. Quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                        Bid Prices
                                 2001                 2000
                             High    Low          High    Low
Fiscal quarter ended:
March 31                    $0.39   $0.13        $7.94   $2.88
June 30                      0.28    0.10         6.88    1.35
September 30                 0.19    0.06         2.88    0.88
December 31                  0.09    0.05         0.97    0.22

At February 28, 2002, approximately 1,750 holders of record held our common stock. We estimate that an additional 300 to 400 persons hold our stock in Street Name.

The Company has never paid a dividend on its common stock and has no plan to do so in the foreseeable future.

Recent Sales of Unregistered Securities

In January 2001, DDI issued 182,460 shares of its Common Stock in exchange for substantially all remaining shares of EagleView Industries, Inc. ("Industries"). Industries was acquired by DDI in a reverse merger transaction in August 1999. DDI acquired 80.7% of the outstanding stock of Industries at the closing of the transaction, an additional 17% during 2000 and the final 2% in January 2001, for a total holding of 99.7%. Mr. Wolff, a Company director, acted as the finder in the DDI/Industries transaction and was issued 18,960 shares of DDI Common Stock in 2001 as compensation with respect to the DDI shares issued to shareholders of Industries during 2000 and 2001. Industries' plan to offer wireless telecommunications and Internet connectivity services in the New York City area was abandoned in 2001 and Industries is now inactive, aside from the ongoing liquidation of its inventories and equipment.

                                      [7]

On October 31, 2001, 1,770,000 shares of DDI's common stock (par value $.05) were exchanged for all outstanding shares of Webpulse Consulting, Inc. The value of DDI's Common Stock exchanged for Webpulse exceeded the fair value of the net assets acquired by approximately $11,000. Mr. Mody's wife was the controlling shareholder of Webpulse. Mr. Mody was, and remains, president of Webpulse.

In December 2001, Mr. Mody and his wife exchanged 1,250,000 common shares for 10,000 shares of DDI's newly-authorized Series C Convertible Preferred Stock. The exchange was undertaken to enable the Company to sell the same number of common shares for cash to a new investor, since the available number of authorized and unissued common shares were inadequate. Each share of Series C Preferred Stock is convertible into 125 common shares and votes on an as-converted basis, subject to mandatory conversion upon an increase in authorized Common Stock. At the next meeting of stockholders one agenda item will be a proposal to increase authorized common share capital. Assuming shareholder approval, Series C Preferred Stock will be converted and the exchange will be automatically reversed.

Also in December 2001, the Company issued for cash 1,250,000 common shares at $.08 per share. Simultaneously, the purchaser acquired for cash $400,000 of the Company's new 10% Convertible Subordinated Debentures due in five years. The Debentures are convertible into Common Stock at prices ranging from $.25 per share in the first year to $.75 in the fifth year. The beneficial holder of the shares and the debentures is Mr. Ammosov, who became a director of the Company in March 2002 (see Items 9 and 11 herein).

The foregoing security sales and exchanges were made pursuant to the exemption provided by Regulation D, Rule 506 and Section 3(a)(9) or 4(2) of the Securities Act of 1933.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During 2001, the Company abandoned its earlier plan to provide wireless Internet and telecommunications services in the New York City area and we wrote-off the estimated non-recoverable value of inventories and equipment related to that proposed activity (see Note 12 to the Financial Statements below).

                                      [8]

The current operating plan, as we enter 2002, is to establish our new Indian subsidiary as a premier, low cost, provider of software products and development services in India, the U.S., and other markets and to expand gemstone trading activity through our new subsidiary, International Gemsource, Inc.

With regard to our distribution agreement with RTA, a working relationship evolved in late 2001 with Linkcapital Business Consulting, Ltd., of Moscow, Russia. Linkcapital is a diversified operating and investment company with some 700 employees. A test installation of RTA equipment began in December 2001 at Center Telecom, a Moscow telephone company. The installation will be completed this month (March 2002). Linkcapital holds a 49% interest in our RTA activities in Russia.

In December 2001, an affiliate of Linkcapital invested $500,000 in DDI stock and debentures (see Items 5, 11 and 12 herein). In March 2002, Linkcapital's principal, Mr. Alexander Ammosov, joined DDI's board of directors (see Item 9 herein).

For the year ended December 31, 2001, DDI sustained a loss from continuing operations approximating $980,000 compared to a similar loss in the prior year of nearly $1,800,000. During the fourth quarter in each of these years the loss from continuing operations approximated $254,000 in 2001 compared to $290,000 in 2000. Results for 2001 were further impacted by the write-down of equipment and inventory values relating to our now-abandoned venture to provide wireless telecommunication services. The write-down amounted to $353,472.

Working capital at December 31, 2001, approximated $890,000. This amount may not be sufficient to fund continuing operations at the current level thus creating doubt concerning the Company's ability to continue as a going concern (see Note 14 to the within financial statements).

As additional working capital is needed, we will seek to place additional amounts of debentures and/or common stock. There can be no assurance, however, that the future placement of such securities can be successfully accomplished, or would not be dilutive to current shareholders.

                                      [9]

Risks and Uncertainties

The Company is subject to all the risks inherent in an early stage company in the software, systems and Internet industries. These risks include, but are not limited to, a limited operating history, limited resources, dependence upon consumer and business acceptance of the products and services, the changes taking place in the electronic commerce industry and the general economic climate. The Company's operating results may be materially affected by the foregoing factors.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 23, 2001, the Company engaged Rosen Seymour Shapps Martin & Company LLP, New York City, as its independent accountants, replacing Goldstein Lewin & Co. of Boca Raton, Florida. The change was made pursuant to a decision by the Company's Board of Directors that we could be better served by an accounting firm located in the New York City area, given the move of our head office from Florida to Fort Lee, New Jersey.

Audit reports issued by our independent accountants for either of the past two fiscal years ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were such reports modified in any way, nor were there any disagreements with the firms on any matter of accounting principles or practices, financial disclosure or audit scope or procedures.

                                      [10]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)

                         INDEX TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000



                                                     Page


Independent Auditors' Reports                        F-2-4

Consolidated Financial Statements:

   Consolidated Balance Sheets                       F-5-6

   Consolidated Statements of Operations             F-7

   Consolidated Statements of Changes in
     Stockholders' Equity                            F-8

   Consolidated Statements of Cash Flows             F-9

Notes to Consolidated Financial Statements           F-10-21

                                     [F-1]

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Distinctive Devices, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Distinctive Devices Inc. and subsidiaries as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, and the deficit accumulation of $1,333,902 during the year ended December 31, 2001. Deficit accumulations of $2,369,680 from February 5, 1998 (inception) to December 31, 2000 were reported upon by other auditors in their report dated March 5, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Distinctive Devices (India) Private Limited ("DDI India"), a wholly-owned subsidiary, which statements reflect total assets of $57,246 and total liabilities of $14,300 as of December 31, 2001 and operating expenses of $19,170 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DDI India is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, and the deficit accumulated during development stage of $1,333,902 for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                     [F-2]

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14, the Company has sustained losses since inception and its working capital is not sufficient to fund the current level of operations for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 14. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.




                             /s/ Rosen Seymour Shapss Martin & Company LLP

                             CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 27, 2002

                                     [F-3]

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
Distinctive Devices, Inc. and Subsidiary
(Development Stage Companies)
Delray Beach, Florida

We have audited the accompanying consolidated balance sheet of Distinctive Devices, Inc. and Subsidiary (Development Stage Companies) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and from February 5, 1998 (inception) to December 31, 2000 (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, and for the period from February 5, 1998 (inception) to December 31, 2000 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has sustained losses since inception and its working capital is not sufficient to fund the current level of operations for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in
Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ GOLDSTEIN LEWIN & CO.



Boca Raton, Florida
March 5, 2001

                                     [F-4]


PART II - FINANCIAL INFORMATION
Item 7. - Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                          CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                       2001            2000
Assets

Current assets:
    Cash and cash equivalents                      $   689,958    $    985,032
    Accounts receivable                                 19,800               -
    Loans and other receivables                              -          22,190
    Inventories                                              -         102,722
    Prepaid expenses                                       530           4,750
    Asset of discontinued operations and assets
       held for sale (Note 12)                         272,415         419,407
                                                       -------       ---------
            Total current assets                       982,703       1,534,101

Property and equipment, net (Note 2)                   271,728         391,914

Goodwill (Note 5)                                       11,221               -

Other assets                                            42,324          65,839
                                                       -------       ---------
            Total assets                           $ 1,307,976    $  1,991,854
                                                     =========       =========


(Continued)

                                     [F-5]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                    CONSOLIDATED BALANCE SHEETS (Continued)


                                                             December 31,
                                                       2001            2000

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable and accrued liabilities       $    42,521     $    26,616
    Accrued professional fees                           50,500           6,997
                                                     ---------       ---------
            Total current liabilities                   93,021          33,613

Convertible subordinated debentures  (Note 3)          400,000               -
                                                     ---------       ---------
                   Total liabilities                   493,021          33,613
                                                     ---------       ---------
Minority interest                                        2,116               -
                                                     ---------       ---------

Commitments and Contingencies (Note 16)

Stockholders' equity:
  Convertible preferred stock Series C,
    $1 par; 1,000,000 shares authorized;
    Outstand: 10,000 shares in 2001
    -0- shares in 2000 (Note 6)                         10,000               -
  Common stock, $.05 par; 20,000,000 shares
    authorized; Outstanding: 19,134,824 shares
    in 2001, 17,163,404 shares in 2000
    (Notes 3, 5, 6 and 7)                              956,741         858,170
  Common stock to be issued - 17,136 shares
   in 2000                                                   -          73,034
    Additional paid-in capital                       3,549,680       3,396,717
    Deficit accumulated during the
     development stage                              (3,703,582)     (2,369,680)
                                                     ---------       ---------
            Total stockholders' equity                 812,839       1,958,241
                                                     ---------       ---------
     Total liabilities and stockholders' equity    $ 1,307,976     $ 1,991,854
                                                     =========       =========


    The accompanying notes are an integral part of the financial statements.

                                     [F-6]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Period From
                                                                                  February 5,1998
                                                       Year Ended December 31,    (Inception) to
                                                        2001         2000         December 31, 2001
Revenue
  Operations
  Other                                             $    35,888    $         -    $    35,888
Operating expenses                                   (1,037,697)      (907,275)    (2,065,761)
                                                      ---------      ---------      ---------
  Operating loss                                     (1,001,809)      (907,275)    (2,029,873)
                                                      ---------        -------      ---------
Other income (expense):
  Interest and other income                              21,379         66,296         99,475
  Loss on disposal of
   property and equipment                                     -         (6,500)        (6,500)
                                                      ---------        -------      ---------
 Total other income (expense)                            21,379         59,796         92,975
                                                      ---------        -------      ---------
                                                       (980,430)      (847,479)    (1,936,898)
Minority interest                                             -         51,628        170,673
                                                      ---------       --------      ---------
                                                       (980,430)      (795,851)    (1,766,225)
                                                      ---------       --------      ---------
Provision for income taxes (Note 15)                          -              -              -
                                                      ---------       --------      ---------
  Net loss from continuing operations                  (980,430)      (795,851)    (1,766,225)
                                                      ---------       --------      ---------
Discontinued operations (Note 12):
 Loss from discontinued wireless ISP operations,
  net of tax benefits of $-0- after valuation
  allowance                                                   -       (988,063)    (1,605,078)
 Loss on write-down of assets from
  discontinued operations, net of tax benefit
   of $-0- after valuation allowance                   (353,472)             -       (353,472)
                                                      ---------       --------      ---------
  Net loss from discontinued operations                (353,472)      (988,063)    (1,958,550)
                                                      ---------       --------      ---------
  Net loss                                          $(1,333,902)   $(1,783,914)   $(3,724,775)
                                                      =========      =========      =========
Weighted average shares
 of common stock outstanding (1)                     17,575,374     16,503,818     13,433,919
                                                     ==========     ==========     ==========
Loss per share - basic and diluted:
 Loss from continuing operations                    $     (0.06)   $     (0.05)   $     (0.13)
 Loss from discontinued operations                        (0.02)         (0.06)         (0.15)
                                                          -----          -----          -----
Net loss per share - basic and diluted              $     (0.08)   $     (0.11)   $     (0.28)
                                                          =====          =====          =====

(1) The weighted average shares of common stock outstanding were not adjusted for the potential effects of the Company's convertible preferred stock or its convertible subordinated debentures because of their antidilutive effect.

    The accompanying notes are an integral part of the financial statements.

                                     [F-7]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY

                                                                                                 Deficit
                                                                       Addi-                     Accumulated     Total
                          Preferred                                    tional         Shares     During the      Stock
                            Stock               Common Stock           Paid-in        to be      Development     Holders'
                       Shares  Amount        Shares      Amount        Capital        Issued     Stage           Equity
Initial issuance of
 shares for cash            -  $     -       6,000,000   $   300,000   $  (299,700)        -     $         -     $       300
Net loss - 1998             -        -               -             -             -         -            (195)           (195)
                       ------  -------       ---------   -----------   -----------    ------     -----------
Balance at
December 31, 1998           -        -       6,000,000       300,000      (299,700)        -            (195)            105
Issuance of shares
 for cash                   -        -       2,051,340       102,367       699,957         -               -         802,524
Acquisition of net
 assets on
 recapitalization           -        -       4,119,902       205,995        (1,666)        -               -         204,329
Issuance of shares
 for finder's fee           -        -         121,712         6,086        85,198         -               -          91,284
Net loss - 1999             -        -               -             -             -         -        (606,764)       (606,764)
                       ------  -------       ---------   -----------   -----------    ------     -----------
Balance at
December 31, 1999           -        -      12,292,954       614,648       483,429         -        (606,959)        491,118
Issuance of shares
 for cash                   -        -       3,156,810       157,841     2,998,969         -               -       3,156,810
Issuance of shares
 for acquisition of
 minority interest          -        -       1,713,640        85,681       (85,681)        -               -               -
Shares to be issued
 for finder's fee           -        -               -             -             -    73,034               -          73,034
Reduction of
 minority interest          -        -               -             -             -         -          21,193          21,193
Net loss                    -        -               -             -             -         -      (1,783,914)     (1,783,914)
                       ------  -------       ---------   -----------   -----------    ------     -----------
Balance at
December 31, 2000           -        -      17,163,404       858,170     3,396,717    73,034      (2,369,680)      1,958,241
Issuance of shares
 for acquisition of
 minority interest          -        -         182,460         9,123        (9,123)        -               -               -
Issuance of shares
 for finder's fee           -        -          18,960           948        72,086   (73,034)              -               -
Issuance of shares for
 acquisition of shares
 of subsidiary              -        -       1,770,000        88,500             -         -               -          88,500
Exchange of common
 for preferred
 shares                10,000   10,000      (1,250,000)      (62,500)       52,500         -               -               -
Issuance of shares
 for cash                   -        -       1,250,000        62,500        37,500         -               -         100,000
Net loss                    -        -               -             -             -         -      (1,333,902)     (1,333,902)
                       ------  -------       ---------   -----------   -----------    ------     -----------
Balance at
December 31, 2001      10,000  $10,000      19,134,824   $   956,741   $ 3,549,680         -     $(3,703,582)    $   812,839
                       ======  =======      ==========   ===========   ===========    ======     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                                     [F-8]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Period From
                                                                                    February 5, 1998
                                                           Year Ended December 31,  (Inception) to
                                                            2001         2000       December 31, 2001
Cash flows from operating activities:
  Net loss from continuing operations                 $  (980,430)   $  (795,851)   $(1,766,225)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                           128,705        110,855        250,608
   Write down of assets from discontinued
    operations                                            353,472              -        353,472
   Loss on disposal or property and
    equipment                                                   -          6,500          6,500
   Minority interest in net loss                                -        (51,628)      (170,673)
   Common stock issued for services                             -         73,034        164,318
   Changes in operating assets and
    liabilities:
     Accounts receivable                                  (19,800)             -        (19,800)
     Loan and other receivables                             7,190         (7,190)             -
     Inventories                                           43,682       (282,637)      (238,955)
     Prepaid expenses                                       4,220         (4,750)          (530)
     Other assets                                          59,040        (60,636)        (6,799)
     Accounts payable and accrued liabilities              (8,369)        19,385         18,247
     Accrued professional fees                             43,503              -         50,500
     Due to related parties                                     -        (95,000)      (197,700)
                                                         --------      ---------      ---------
      Net cash used in continuing operations             (368,787)    (1,087,918)    (1,557,037)
                                                         --------      ---------      ---------
Cash flows from investing activities:
  Acquisition of property and equipment                  (103,048)      (512,556)      (865,357)
  Proceeds from the sale of property and equipment              -          2,500          2,500
  Issuance of notes receivable                                  -        (20,000)       (20,000)
  Payments received on notes receivable                    15,000          5,000         20,000
  Cash received on acquisition of Webpulse                 13,117              -         13,117
  Cash effect of recapitalization                               -              -        398,904
                                                          -------        --------       --------
      Net cash used in investing activities               (74,931)      (525,056)      (450,836)
                                                          -------       --------        -------
Cash flows from financing activities:
  Proceeds from:
    Issuance of convertible subordinated
     debentures (Note 3)                                  400,000              -        400,000
    Minority interest                                       2,116              -          2,116
    Issuance of common stock                              100,000      3,156,810      4,254,265
                                                          -------      ---------      ---------
      Net cash provided by financing activities           502,116      3,156,810      4,656,381
                                                          -------      ---------      ---------
      Increase in cash and cash equivalents
       from continuing operations                          58,398      1,543,836      2,648,508
      Net cash used in discontinued operations           (353,472)      (988,063)    (1,948,550)
                                                          -------      ---------      ---------
Cash and cash equivalents:
  Beginning of period                                     985,032        429,259              -
                                                          -------        -------      ---------
  End of period                                       $   689,958    $   985,032    $   689,958
                                                          =======        =======        ========

    The accompanying notes are an integral part of the financial statements.

                                     [F-9]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Operations

Prior to July 2001, the Company's principal business activity was the development of a wireless internet and telecommunication service, which activity was discontinued in July 2001.

The Company is now engaged in three principal activities:

      i) design, development and production of software products including web-related services, conducted by two subsidiaries, Webpulse Consulting Inc. ("Webpulse") based in New Jersey and Distinctive Devices (India) PLC ("DDI - India") based in Bombay, India.

      Webpulse was acquired by the Company in October 2001 for 1,770,000 shares of its stock from, among others, the controlling shareholder of Webpulse, who is the wife of a director of the Company, who is also its president, chief executive officer and treasurer.

     Webpulse is engaged in the design and development of Website and portal software and also owns and operates an e-commerce website called Gembex, which allows dealers in jewelry and precious and semi-precious stones to transact commerce on the Internet. Subscribers to Gembex pay a fixed monthly fee. Gembex is not a party to the negotiations, payment for or delivery of any merchandise. Gembex's revenues were nominal during 2001.

     DDI - India engages in the design, production and maintenance of customized software solutions, integration services and website design and support. Its products and services will be marketed in the United States by Webpulse.

     ii) distribution of digital subscriber line (DSL) equipment marketed to telephone companies in Eastern Europe. In September 2001, DDI was appointed the exclusive distributor in Bulgaria, Russia, Turkey and Ukraine for RealTime Access, Inc. ("RTA"). RTA manufactures platforms which enable local telephone companies to provide fast access DSL services to their customers over existing copper wire infrastructure (also known as a "last mile solution"). Two directors of the Company, one of whom is its president and treasurer, are also directors and shareholders of RTA.

(Continued)

                                     [F-10]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     iii) trading in rough and polished gemstones. Gemstone trading activity is conducted by a wholly-owned subsidiary, International Gemsource Inc., organized by DDI in January 2002.

     At December 31, 2001, the Company's software product design, development and production activities are its most significant business segment.

Principles of Consolidation

The consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiaries, EagleView Industries, Inc. ("Industries"), DDI - India, and Webpulse, whose operations have been included from October 31, 2001, the date of acquisition (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Webpulse's operations prior to October 31, 2001 (date of acquisition) have been eliminated. The Company is a development stage enterprise.

Risks and Uncertainties

The Company is subject to all the risks inherent in an early stage company in the software, systems and Internet industries. These risks include, but are not limited to, a limited operating history, limited resources, dependence upon consumer and business acceptance of its products and services, the changes taking place in the electronic commerce industry and the general economic climate. The Company's operating results may be materially affected by the foregoing factors. Also, a significant portion of the Company's operations are conducted in Bombay, India and Eastern Europe. The potential exists for the Company to experience severe negative financial impact from political, social and economic (including exchange rate fluctuations) events occurring within these remote geographic areas. This concentration of operations involves additional risk of uncertainty (see Note 18).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Per Share Information

The per share information is computed based upon the weighted average number of shares outstanding during the period.

(Continued)

                                     [F-11]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Preferred Stock

The Company has outstanding 10,000 shares of Series C convertible preferred stock. Each share of Series C preferred stock is convertible into 125 shares of common stock at the option of the holder. The Series C preferred stock votes on an equal per share basis (as if converted) with the common stock and is eligible to receive dividends equivalent to the underlying shares of common stock (see
Note 6).

Foreign Currency Translation

The balance sheet accounts of DDI India, whose functional currency is the local foreign currency, are translated at exchange rates in effect at the end of the period, and statement of operations accounts are translated at the average exchange rates for the period. Translation adjustments are required to be included as a separate component of stockholders' equity; however, at December 31, 2001, translation adjustments were insignificant.

Cash and Cash Equivalents

Cash and cash equivalents include deposit accounts, money market funds and all highly liquid debt instruments with maturities of three months or less when acquired.

Inventories

Inventories consist primarily of radio equipment and accessories. During 2001 these inventories were written down to their net realizable value and reclassified into assets held for sale (see note 12).

Assets Held for Sale

Property and equipment, and inventories amounting to $92,500 and $179,915, respectively, related to the Company's discontinued wireless ISP operations have been written down to their net realizable values, segregated and classified as available for sale (see Notes 12 and 13).

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the assets' estimated useful lives (see Note 2).

(Continued)

                                     [F-12]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Goodwill Intangible

The Company reviews the carrying value of intangible assets including goodwill on a periodic basis, at least annually, to determine if there is any impairment in carrying value. As of December 31, 2001, the Company believes that there has been no impairment in value of the carrying value of its intangible asset.

Stock Option Plan

In 2001, the Company's Board approved the establishment of a stock option plan (the "Plan") to provide incentives to attract future employees and retain existing key employees with the Company (see Note 10). The Plan is subject to shareholders' approval.

Reclassification

The 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2:  PROPERTY AND EQUIPMENT

                                          Estimated Useful      December 31,
                                          Life-Years        2001         2000

Computers and Software                         5          $269,626     $270,220
Furniture and Office Equipment                10            93,179       68,539
Technical Equipment                            7                 -      109,252
Leasehold Improvements                         5                 -       37,092
                                                          --------      -------
                                                           362,805      485,103
Less:  Accumulated Depreciation                             91,077       93,189
                                                           -------      -------
                                                          $271,728     $391,914
                                                           =======      =======

The balance sheet as of December 31, 2000 has been restated for assets of discontinued operations of $239,492, net of depreciation of $27,594. Property and equipment depreciation expense for the years ended December 31, 2001 and 2000 and the period from February 5, 1998 (inception) to December 31, 2001 amounted to $128,705, $110,855 and $250,608, respectively.

(Continued)

                                     [F-13]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued $400,000 of 10% convertible Subordinated Debentures (the "Debentures") dated December 27, 2001 that mature in five (5) years. The Debentures are convertible into common stock at the holder's option at conversion prices ranging from $ .25 per share in the first year to $ .75 per share in the fifth year. Upon shareholder approval of additional authorized capital, the Company expects to reserve shares to permit complete conversion, although partial conversion is permitted. The Company has the right to redeem the Debentures in whole or in part at percentages of principal amount ranging from 105.00% in the second year to 101.25% in the fifth year. The Debentures are subordinated to all existing or future obligations for money borrowed from financial institutions.

NOTE 4.  MINORITY INTEREST

During the year ended December 31, 2000, the Company exchanged 1,713,640 shares of its common stock for 856,820 shares of common stock held by minority shareholders of Industries. As a result of this transaction, at December 31, 2000, the Company owned approximately 97.9% of the outstanding shares of Industries. In January 2001, the Company issued 182,460 shares of its $0.05 par value common stock to minority shareholders of Industries for shares of Industries. Subsequent to this transaction the Company owned 99.7% of Industries. As these were a continuation of the August 10, 1999 reorganization, no goodwill was recorded and only an adjustment to additional paid-in capital has been made for the resultant differences in par value of the shares. As a result of the Industries' stockholders' deficit, the minority interest has been reduced to zero with a corresponding offset to equity.

During 2001, the Company began its software development operation in Bombay, India through the creation of its subsidiary, DDI-India. The Company has a 96.6% interest in DDI-India, with a minority interest of 3.4%.

NOTE 5.  RELATED PARTY TRANSACTIONS

Webpulse Acquisition

On October 31, 2001, the Company purchased Webpulse Consulting, Inc. in exchange for 1,770,000 shares of its common stock from, among others, the controlling shareholder of Webpulse (Mrs. Mody) who is the wife of a director of the Company, who is also its president and treasurer (see Note 1). The acquisition was accounted for as purchase and accordingly, the aggregate purchase price was allocated to the underlying assets and liabilities based upon their respective fair values at the date of the acquisition. The excess of the cost over the fair value of the net assets acquired (goodwill) was determined to be $11,221. The following proforma information gives the effect of the acquisition on the Company's continuning operating results and basic and diluted loss per share as if the acquisition had taken place on January 1, 2000:

(Continued)

                                     [F-14]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                             2001                      2000

  Revenue                              $      38,124             $      11,600
  Expenses and other items, net            1,066,684                   856,652
                                           ---------                 ---------
    Net loss                           $  (1,028,560)            $    (845,052)
                                           =========                 =========
  Loss per share - basic and diluted          $(0.05)                   $(0.05)

Mrs. Mody received 1,100,000 shares of the Company's common stock and Mr. Shrikant Mehta, a director of the Company and a relative of Mrs. Mody, received 150,000 shares.

Exclusive Distribution Agreement

In September 2001, the Company entered into an exclusive distribution agreement with Realtime Access, Inc. ("RTA"), a U.S. corporation with facilities in Livermore, California and New Delhi, India, which is engaged in the manufacture of platforms which enable local telephone companies to provide fast access DSL services to their customers over existing copper wire infrastructure, giving the Company exclusive rights to market RTA's products in certain world markets.
Both Shrikant Mehta, a director of the Company, and Sanjay Mody, a director, president and treasurer of the Company, are shareholders and directors of RTA. There were no transactions between the Company and RTA in the year ended December 31, 2001.

Sale of Unregistered Shares

In December 2001, the Company completed the sale of 1,250,000 shares of its common stock at $.08 per share and the sale of $400,000 of its 10% convertible subordinate debentures to Alexander Ammosov of Linkcapital Business Consulting, Ltd., of Moscow, Russia ("Linkcapital") who subsequently became a director of the Company in March 2002. Linkcapital holds a 49% interest in marketing operations in Russia engaged in by the Company pursuant to the above described exclusive distribution agreement. The Company's president and a director are also RTA directors and shareholders.

Finder's Fee

In December 2001 and 1999, the Company issued 18,960 and 121,712 shares, respectively, of its common stock to James Wolff, a director of the Company, as a finder's fee in connection with the August 1999 Business Combination, as discussed in Note 8.

Private Placement

Sanjay Mody acquired 750,000 of the Company's common stock pursuant to a private placement completed in 2000 (see Note 9).

Consulting Agreement

During the year 2000 the Company paid the management of EagleView Technologies, Inc. $70,000 for consulting fees.


(Continued)

                                     [F-15]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  CONVERTIBLE PREFERRED STOCK

The Company has 1,000,000 authorized shares of preferred stock, par value $1. The Board of Directors of the Company has the authority to issue the shares in one or more series and to fix the assignation preferences, powers and other rights, as it deems appropriate. On December 19, 2001, the Board established a Series C Convertible Preferred Stock of 60,000 shares. Series A and B were issued and retired in prior years. Upon approval by the shareholders of a Certificate of Amendment increasing the number of authorized common shares to a number sufficient for conversion of all outstanding shares of preferred stock and upon filing of the Certificate of Amendment with the New York Secretary of State, each share of preferred stock will be automatically converted to 125 shares of common stock (adjusted for future stock splits). Each preferred share shall have 125 votes (adjusted for future stock splits) and the same voting rights as common stock. On December 19, 2001 the Company issued 10,000 shares of preferred stock to its president and his spouse in exchange for 1,250,000 shares of common stock.

NOTE 7.  COMMON STOCK

The Company has 20,000,000 authorized shares of common stock, par value $ .05. The common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. On December 27, 2001, the Company issued 1,250,000 shares of common stock for $100,000 to the holder of the Convertible Subordinated Debentures (see Note 6).

NOTE 8.  BUSINESS COMBINATION

On August 10, 1999, DDI acquired 80.7% of the outstanding common stock of EagleView Industries, Inc. ("Industries") pursuant to a Stock Exchange Agreement (the "Agreement"). DDI issued 8,051,340 shares of its common stock to certain stockholders of Industries on a two for one basis plus 121,712 shares of common stock as a finder's fee to an individual. The Agreement also provides that within thirteen months following the closing date, DDI will offer to exchange additional shares of common stock for the balance of Industries common stock and that DDI will issue, as an additional finder's fee, such number of shares which will equal 1% of the common shares issued in exchange for the balance of the Industries common stock. As a result of this transaction, control of DDI was changed and at December 31, 1999, shareholders of Industries owned approximately 60% of DDI. For accounting purposes, the acquisition has been treated as a recapitalization of Industries with Industries as the acquirer (reverse acquisition), and consequently, no goodwill has been recorded on the merger.
The share amounts of Industries have been retroactively restated to reflect the conversion, on a two for one basis, with an adjustment to additional paid-in capital for the resultant differences in par value. Prior to the reorganization, DDI had 4,119,902 shares outstanding.

(Continued)

                                     [F-16]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The Company recorded stock-based compensation related to the finder's fee based upon the trading prices of the common stock exchanged.

During the years ended December 31, 2001 and 2000, as part of the Agreement the Company exchanged 182,460 and 1,713,640 shares of its common stock for 91,230 and 856,820 shares of Industries common stock, respectively, held by minority shareholders. In addition, during the year ended December 31, 2001, the Company issued 18,960 shares as a finder's fee to James Wolff, a director of the Company, in connection with the minority interest exchange. As this is a continuation of the Agreement adjustments to additional paid-in capital were made for the differences in par value.

NOTE 9.  PRIVATE PLACEMENT

During the year 2000, the Company offered in a private placement, shares of its common stock at a price of $1 per share. The shares were offered on a "best efforts" basis with no minimum and as a result the Company issued an aggregate of 3,156,810 shares with total proceeds of $3,156,810. Sanjay Mody, the Company's President and Chief Executive Officer, acquired 750,000 shares in the transaction.

NOTE 10.  STOCK OPTION PLAN

In 2001, the Company's Board approved the establishment of a stock option plan, the 2001 Stock Option Plan, to provide incentives to attract future employees and retain existing key employees with the Company. The Plan, which is subject to shareholder approval within 12 months, allows the Company to grant options for up to 2,000,000 shares of common stock to employees, officers and directors. The option price is the market price at the date of grant. Mr. Sanjay Mody was granted options to purchase 500,000 shares of common stock at the current market price, exercisable upon the effective date of obtaining approval to increase the authorized number of shares, and subject to shareholder approval. Vesting of the options shall be over two years. No compensation was recorded for the 500,000 options granted in 2001 because the amount would be immaterial since the options were granted at amounts equal to market, and are subject to shareholder approval in year 2002.

(Continued)

                                     [F-17]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    Period From
                                                               February 5, 1998
                                                 Year Ended      (Inception) to
                                                 December 31,      December 31,
                                             2001           2000       2001
Supplemental cash flows:
  Interest paid during period         $      167    $       121    $       288
                                           =====           ====          =====
  Taxes paid during period            $    3,458    $       527    $     4,512
                                           =====           ====          =====
Supplemental noncash activities:
  Common stock issued in
   connection with acquisition
   of minority interest               $    9,123    $    85,681    $    94,804
                                           =====         ======         ======
  Common stock issued for
   services                           $   73,034    $         -    $   164,318
                                          ======          =====        =======
  Preferred stock issued in exchange
   for common stock                   $   10,000    $         -    $    10,000
                                          ======          =====        =======
  Assets acquired and liabilities
   assumed in connection
   with recapitalization:
     Assets acquired                  $        -    $         -    $   402,029
     Liabilities assumed                       -               -      (197,700)
                                          ------           -----       -------
                                      $        -    $          -   $   204,329
                                          ======           =====       =======
  Common stock issued in
   connection with acquisition of
   Webpulse - (See Note 5)
   1,770,000 shares at fair value     $   88,500    $          -   $     88,500
                                          ======            ====        =======
   Net assets acquired:
   Assets other than cash                 88,436               -         88,436
   Cash received on acquisition           13,117               -         13,117
   Liabilities assumed                   (24,274)              -        (24,274)
                                         -------            ----        -------
                                          77,279               -         77,279
                                          ------            ----        -------
   Goodwill                           $   11,221    $          -   $     11,221
                                         =======            ====        =======

NOTE 12.  DISCONTINUED OPERATIONS

On July 2, 2001, the Board of Directors of the Company approved the discontinuation of its wireless ISP business operations and ceased operations on that day. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," the accompanying financial statements were reclassified to reflect the disposition. The net operating results, net assets and net cash flows of this business have been reported as discontinued operations as follows:

(Continued)

                                     [F-18]

                   DISTINCTIVE DEVICES, INC AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                  2001                2000

Net assets                                     $ 272,415           $ 419,407
                                                 =======             =======
Loss from discontinued operations              $       -           $(988,063)
                                                 =======             =======
Loss on disposal of discontinued assets        $(353,472)          $       -
                                                 =======             =======
Net cash flow used by discontinued operations  $(353,472)          $(988,063)
                                                 =======             =======

NOTE 13.  RELOCATION OF OFFICES

During 2001 the Company closed its offices in Delray Beach, Florida, Union City, New Jersey and New York City, New York, and relocated its operations to Fort Lee, New Jersey. Cost associated with the termination of leases due to the relocation is not determinable at this time (see Note 16).

NOTE 14.  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $1,333,902, $1,783,914 and $3,724,775 during the years ended December 31, 2001, 2000 and for the period from February 5, 1998 (inception) to December 31, 2001, respectively. The Company's working capital of $889,682 is not sufficient to fund continuing operations at the current level. These factors create substantial doubt about the Company's ability to continue as a going concern.

Management of the Company is considering acquiring or merging with an operating company, commencing new operations, reducing expenses, and obtaining financing through issuance of debt and stock. The ability of the Company to continue as a going concern is dependent on its ability to continue to obtain financing, the successful implementation of management's plan and the establishment of profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 15.  INCOME TAXES

The provision for income tax (benefit) for the years ended December 31, 2001 and 2000 was $300,000 and $675,000, respectively. The Company has recorded a full valuation allowance with respect to any future tax benefits due to the uncertainty of their ultimate realization. The net increase in the valuation allowance was $500,000, $675,000 and $1,400,000 for the years ended December 31, 2001 and 2000, and the period from February 5, 1998 (inception) to December 31, 2001, respectively. The deficit accumulated during the development stage, February 5, 1998 (inception) through December 31, 2001, is approximately $3,700,000.

(Continued)

                                     [F-19]

                   DISTINCTIVE DEVICES, INC AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is the lessee in various noncancellable operating leases for facilities located in New Jersey, New York and Florida. In Fort Lee, New Jersey, the lease is for a period of five years beginning June 1, 2000, at an annual rent of $62,100 plus escalation for increases in operating costs, fuel and real estate taxes, payable $5,175 monthly plus escalations. In New York, the Company leases office space that was intended to be used as a relay point for its microwave transmissions. The lease for this space was to expire in 2010, but the space was vacated and the lease surrendered in May 2001. The Company leased space for its head office in Delray Beach, Florida. The lease calls for monthly payments of $3,800 and expires in 2004, but was terminated in 2001.

Future minimum lease payments for each year of the remaining years are as follows:

         Year Ending December 31,                 Minimum Lease Payment

            2002                                      $  62,100
            2003                                         62,100
            2004                                         62,100
            2005                                         31,050
                                                        -------
                                                       $217,350
                                                        =======
Other Leases

The Company vacated three locations during 2001 and has terminated two of the subject leases. Attempts continue to formally terminate the third lease. The cost to do so (if any) is not determinable at this time.

Rent expense aggregated $180,164, $180,317 and $379,915 for the years ended December 31, 2001 and 2000, and the period from February 5, 1998 (inception) to December 31, 2001, respectively.

In addition, DDI India occupies facilities on a month-to-month basis with lease terms and rates currently being negotiated.


(Continued)

                                     [F-20]

                   DISTINCTIVE DEVICES, INC AND SUBSIDIARIES
                         (Development Stage Companies)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board ("FASB") issued two new statements of accounting, SFAS No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Although the provisions of SFAS 141 were effective June 30, 2001, management has determined that the Statement did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations" and in August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Both statements are effective in 2002. Management is assessing the effect of these statements on the Company's future operations.

NOTE 18.  RISK OF LOSS

The Company's maximum risk of loss is the sum of the carrying amount of receivables from customers, deposits with financial institutions above FDIC insured limits, and assets of its foreign subsidiary. Such risk of loss aggregated approximately $640,000 at December 31, 2001.

NOTE 19.  SUBSEQUENT EVENT

In January 2002, the Company organized International Gemsource Inc. to be based in Fort Lee, New Jersey, which will operate as a subsidiary of the Company engaging in the trading of rough and polished gemstones.

                                     [F-21]


                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                            Positions Held and        Family
Name                  Age   Duration of Service     Relationship

Sanjay S. Mody         44   Director since 2000         See Note
                            President and CEO
                            Treasurer and CFO
                            since May 2001

Alexander Ammosov      37   Director since              None
                            March 2002

Earl M. Anderson, Jr.  77   Director since 1982         None
                            Secretary since 2000

Walter E. Freeman      77   Director since 1983         None

Shrikant C. Mehta      59   Director since 2001         See Note

James W. Wolff         60   Director since 2000         None

Note:  Mr. Mehta is Mr. Mody's uncle.

The term of office of all directors will expire at the next Annual Meeting of Stockholders and when their respective successors have been duly elected and qualified. Officers serve at the pleasure of the directors. The board has no standing committees but plans to establish an Audit Committee and a Compensation Committee. The following provides a brief account of their principal occupations during the past five years.

Mr. Mody joined the Company as a director in March 2000 and assumed his current position as Chief Executive Officer and Chief Financial Officer in May 2001. He served since 2000 as President of Webpulse Consulting, Inc. (a subsidiary of the Company since October 2001). Previously, he served for four years as a Vice President of Laidlaw Global Securities, Inc., New York City. He holds equity interests in, and serves as a director of, Caprius, Inc. (OTCBB: CAPR), a manufacturer of diagnostic test kits, and several closely-held technology companies in the U.S. and his native India.

                                      [11]

Mr. Ammosov is the Deputy Chairman of "COPF" Bank and Chairman of Linkcapital Business Consulting, Ltd., both headquartered in Moscow, Russia, and has been so involved for the past five years. "COPF" is a securities brokerage firm where Mr. Ammosov supervises financing of new Bank projects. Linkcapital is a diversified holding company with interests in oil distribution, aircraft sales, retail food chains, tourism, diamond production, and pension fund management.

Mr. Anderson has acted as an independent management consultant for more than thirty years. He served as the Company's President for twenty years, prior to the DDI/Industries stock exchange transaction in August 1999. He is a director of Sunair Electronics, Inc.(AMEX: SNR), a company engaged in the production of high frequency radio equipment and systems.

Mr. Freeman has acted as a financial consultant and bank management advisor in the Washington, D.C. area for more than five years.

Mr. Mehta has served for more than five years as CEO and president of Combine International, Inc., a major jewelry manufacturer, and Internet Operations Center, Inc., engaged in web hosting and Internet professional services. He is the founder of both companies and both are based in the Detroit, Michigan area. He is also a founder and director of Inknowvator, Inc. I*Logic, Inc., the POM Group, Inc. and Lenderlive.com, all closely-held corporations. Also, he serves as a director of Caprius Inc. (OTCBB: CAPR).

Mr. Wolff's background is in commercial banking, in New York and Florida.
During the past five years he has been involved in venture capital activities in Florida as president of First Internet Capital, Inc., of Boca Raton. He acted as the finder in the DDI/Industries stock exchange transaction in August 1999.

Based solely upon a review of information furnished to the issuer during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of issuer's common stock failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, or prior years, except that Mr. Wolff, a director, failed to file Form 4 reports with respect to the sale of common stock during 2001.

                                      [12]

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued to the chief executive officer. No director or officer received compensation exceeding $100,000 for any of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

Name and Principal                 Fee or           Other
Position               Period       Salary       Compensation       Total

James W. Wolff        Jan.-May     $46,200          None          $46,200
President and CEO       2001

Sanjay S. Mody        May-Dec.     $65,000          None          $65,000
President and CEO       2001


Compensation does not include benefits which may be deemed personal, the amount of which cannot be precisely determined. No stock options or stock appreciation rights were granted in 2001 nor are any stock option or SARs outstanding.

In 2001, directors approved the issuance of an option to Mr. Mody to purchase 500,000 shares of common stock. The option and its terms are subject to shareholder approval at the next meeting of stockholders.

No compensation was paid for directors' services in 2001. Four board meetings were held during the year at which attendance was 100%. Other matters requiring board action were taken by unanimous written consent of directors, in lieu of a meeting.

The Company has had no formal compensatory plan or contract with respect to the employment, resignation, retirement or termination of any director or officer, nor arising from a change in control of the Company.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth certain information regarding DDI's Common Stock owned on February 28, 2002 (i) by each person who is known to DDI to own beneficially more than 5% of DDI's Common Stock, (ii) by each of DDI's directors and officers and (iii) by all directors and officers as a group:

                                      [13]

                                                                 Percent of
    Name of                      Number of Shares                Outstanding
Beneficial Owner                Beneficially Owned (1)          Shares (2)(5)

Alexander Ammosov (3)                 1,750,000                      9.1%
Earl M. Anderson, Jr.                   835,800                      4.4%
Walter E. Freeman (4)                    25,780                       *
Shrikant C. Mehta                       150,000                       *
Sanjay S. Mody (5)                    2,050,000                     10.1%
James W. Wolff (6)                       42,620                       *
EagleView Technologies, Inc.(7)       1,513,914                      7.9%
PMB 271
5030 Champion Blvd.
Boca Raton, FL 33436
Directors and officers
as a group (6 persons)                4,854,200                     23.8%

*less than 1%

(1) Unless otherwise noted, we believe that the beneficial owners have sole voting and investment power with respect to their shares.

(2) There are 19,134,824 shares of Common Stock outstanding. In addition, there are 10,000 shares of Series C Convertible Preferred Stock outstanding. At such time as the shareholders approve an increase in common share capital, the 10,000 preferred shares will be automatically converted into 1,250,000 shares of Common Stock. Prior to such conversion, holders of preferred shares have 125 votes per share of Preferred Stock at any meeting of shareholders (see Note 6 to the within financial statements).

(3) Mr. Ammosov holds 500,000 shares directly and 1,250,000 shares indirectly, through a company he controls.

(4) Includes shares held by Mr. Freeman's wife as to which Mr. Freeman disclaims beneficial ownership.

(5) Includes 9,000 preferred shares held by Mr. Mody's wife which are convertible into 1,125,000 shares of common stock. Mr. Mody disclaims ownership with respect to these shares. Mr. Mody also holds 1,000 preferred shares directly, which are convertible into 125,000 common shares. Preferred shares may not be converted until additional common shares are authorized by a meeting of stockholders, at which time the preferred shares will be automatically converted to common. The percent of outstanding shares held by Mr. Mody assumes the conversion to common stock of the preferred shares held by Mr. Mody and his wife.

                                      [14]

(6)  Shares are held by a company controlled by Mr. Wolff.

(7) EagleView Technologies, Inc. is controlled by Mr. Paolini, a former president and director of DDI and Industries.

The address for all individuals listed above is c/o Distinctive Devices, Inc., One Bridge Plaza, Suite 100, Fort Lee, New Jersey 07024.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the past two years, nor have any been proposed, to which the Company was or is to be a party and in which any director, officer, or five percent security holder had, or is to have, a direct or indirect material interest, except for the following:

(i) Mr. Wolff, a director, received 18,960 common shares in 2001 as finder's compensation related to the 2000 and 2001 exchange of DDI Common Stock for the remaining shares of Industries, as more fully described in Item 5 of this Report;

(ii) In September 2001 an exclusive distribution agreement was entered into with RTA whereunder DDI is marketing RTA products in Bulgaria, Russia, Turkey and Ukraine. Messrs. Mehta and Mody are shareholders and directors of RTA;

(iii) Of the 1,770,000 shares of DDI common stock exchanged for 100% of Webpulse's outstanding shares on October 31, 2001 (see Item 5 of this Report), the wife of Mr. Mody, DDI's president and a director, received 1,100,000 shares and Mr. Mehta, a director, received 150,000 shares;

(iv) In December 2001, Mr. Mody and his wife transferred 1,250,000 shares of DDI Common Stock to the Company in exchange for 10,000 shares of newly-authorized Series C Convertible Preferred Stock, as more fully described in
      Item 5 of this Report; and,

(v) In December 2001, Link Assets Limited, a Russian organization controlled by Mr. Ammosov, who became a director in 2002, purchased for cash 1,250,000 common shares of DDI at $.08 per share and $400,000 principal amount of DDI 10% Convertible
      Subordinated Debentures. For further information please refer to Item 5 of this Report and Notes 5 and 9 to the within financial statements.

                                      [15]

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 The Certificate of Incorporation of Registrant consists of the Restated Certificate of Incorporation dated June 21, 1965 and Certificates of Amendment thereof dated October 21, 1969, August 1, 1973, September 9, 1974, and August 25, 1976, which are incorporated herein by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended February 28, 1981.

3.2 Certificate of Amendment of the Certificate of Incorporation dated September 16, 1983, is incorporated herein by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the year ended February 29, 1984.

3.3* Certificate of Amendment of the Certificate of Incorporation dated December 26, 2001.

3.4 By-Laws of Registrant are incorporated herein by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the year ended February 28, 1981.

3.5 Amendment to the by-laws of Registrant dated November 20, 2000, is incorporated herein by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

4.1 The Common Stock Certificate of Registrant is incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on
      Form 10-K for the year ended February 28, 1981.

10.1 Stock Purchase Agreement, dated as of October 26, 2001, between Registrant and the stockholders of Webpulse Consulting, Inc., is incorporated herein by reference to Exhibit 2 in Form 8-K for an event of October 31, 2001.

10.2* 10% Convertible Subordinated Debenture, dated December 27, 2001, in the principal amount of $400,000.

10.3* Exclusive Distributor Agreement dated September 1, 2001, between
      Registrant and RealTime Access, Inc.

10.4* Lease agreement, dated May 8, 2000, between Registrant's subsidiary
      Webpulse Consulting, Inc., and Bridge Plaza Realty Associates L.L.C. with respect to Registrant's occupancy of premises in Ft. Lee, New Jersey.

21*   Subsidiaries of the Registrant

*Filed herewith

                                      [16]

(b)  Reports on Form 8-K

A Report on Form 8-K was filed, dated May 15, 2001, reporting in Item 5 the election of Mr. Mody as President, CEO, Treasurer and CFO of Registrant and the addition of two directors.

A Report on Form 8-K was filed, dated October 23, 2001, reporting in Item 4 a change in Registrant's independent accountants.

A Report on Form 8-K was filed, dated October 31, 2001, reporting in Item 2 the exchange of Registrant's Common Stock for all outstanding shares of Webpulse Consulting, Inc.

(c)  Index of Exhibits filed herewith.

Exhibit
Number

3.3 Certificate of Amendment of the Certificate of Incorporation dated December 26, 2001.

10.2 10% Convertible Debenture, dated December 21, 2001, in the principal amount of $400,000.

10.3 Exclusive Distributor Agreement, dated September 1, 2001, between Registrant and RealTime Access, Inc.

10.4 Lease Agreement, dated May 8, 2000, between Registrant's subsidiary, Webpulse Consulting, Inc. and Bridge Plaza Realty Associates L.L.C. with respect to the Registrant's occupancy of premises in Fort Lee, New Jersey.

21    Subsidiaries of the Registrant.



Exhibit 21.  Subsidiaries of the Registrant

                                         Jurisdiction of
      S. Subsidiaries                     Incorporation        Ownership

Webpulse Consulting, Inc.                   New Jersey           100%
Distinctive Devices (India), PLC            India                 96.6%
International Gemsource Inc.                Delaware             100%
EagleView Industries, Inc. (inactive)       Florida               99.7%

                                      [17]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DISTINCTIVE DEVICES, INC.
                                             (Registrant)


March 29, 2002                    by: /s/ SANJAY S. MODY
                                      Sanjay S. Mody
                                      President and Treasurer
                                      Chief Executive Officer
                                      Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 29, 2002                       /s/ ALEXANDER AMMOSOV
                                     Alexander Ammosov
                                     Director


March 29, 2002                       /s/ EARL M. ANDERSON, JR.
                                     Earl M. Anderson, Jr.
                                     Director


March 29, 2002                       /s/ WALTER E. FREEMAN
                                     Walter E. Freeman
                                     Director


MARCH 29, 2002                       /s/ SHRIKANT C. MEHTA
                                    Shrikant C. Mehta
                                    Director

March 29, 2002                      /s/ SANJAY S. MODY
                                    Sanjay S. Mody
                                    Director


March 29, 2002                      /s/ JAMES W. WOLFF
                                    James W. Wolff
                                    Director

                                      [18]