Form 10QSB
period 2002-03-31
DISTINCTIVE DEVICES INC
filed 2002-05-14
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 31, 2002

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

                              For the transition period from ____ to ____

                         Commission file number 0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

         New York                                           13-1999951
(State of incorporation or organization)             (IRS Identification No.)

             One Bridge Plaza, Ste. 100, Fort Lee, New Jersey 07024
          (Address of principal executive offices)          (Zip Code)

                   Issuer's telephone number:  (201)363-9922

                                      N/A
                           (Issuer's former address)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

19,134,824 shares of issuer's common stock, $.05 par value, were outstanding at April 30, 2002. Issuer has no other class of common equity.

                                     INDEX

                                                                       Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet--
          March 31, 2002                                                 3

         Condensed Consolidated Statements Of Operations--
          Three months ended March 31, 2002 and 2001
          February 5, 1998 (Inception) to March 31, 2002                 4

         Condensed Consolidated Statements Of Changes In
          Stockholders' Equity--
          February 5, 1998 (Inception) to March 31, 2002                 5

         Condensed Consolidated Statements Of Cash Flows--
          Three months ended March 31, 2002 and 2001
          February 5, 1998 (Inception) to March 31, 2002                 6

         Notes To The Condensed Consolidated Financial
          Statements                                                     7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION                                                     10


PART II- OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                               12

SIGNATURES                                                              12

                                      [2]

PART I- FINANCIAL INFORMATION

Item 1.- Financial Statements


                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)


                                                                     March 31,
                                                                     2002
                                                                     ---------
                                     ASSETS

Current Assets
 Cash and cash equivalents                                       $     219,705
 Accounts receivables                                                  304,074
 Inventories                                                           138,485
 Prepaid expenses                                                          420
 Asset of discontinued operations and
  assets held for sale                                                 135,105
                                                                       -------
         Total Current Assets                                          797,789

Property and equipment, net                                            291,929

Goodwill                                                                11,221

Other assets                                                            32,611
                                                                     ---------
                                                                 $   1,133,550
                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued liabilities                        $      52,277
 Accrued professional fees                                              55,967
                                                                     ---------
         Total Current Liabilities                                     108,244
Convertible subordinated debentures                                    400,000
                                                                     ---------
         Total Liabilities                                             508,244
                                                                     ---------

Minority interest                                                        2,116
                                                                     ---------

Stockholders' Equity
 Convertible preferred stock Series C, $1 par;
  1,000,000 shares authorized; 10,000 outstanding                       10,000
  Common stock, $.05 par; 20,000,000 shares
  authorized; 19,134,824 shares outstanding                            956,741
  Additional paid-in capital                                         3,549,680
  Deficit accumulated during the development stage                  (3,893,231)
                                                                     ---------
         Total Stockholders' Equity                                    623,190
                                                                     ---------
                                                                  $  1,133,550
                                                                     =========

   The accompanying notes are an integral part of these financial statements.

                                      [3]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                               Period From
                                                                                      February 5,1998
                                                 Three Months Ended March 31,         (Inception) to
                                                   2002           2001                March 31, 2002
                                                 ----------     ----------            --------------
Revenue
Operating                                       $  437,790     $         -            $   437,790
 Other                                                   -               -                 35,888
Cost of goods sold                                (384,726)              -               (384,726)
Operating expenses                                (205,536)       (325,397)            (2,271,297)
                                                 ---------      ----------              ---------
 Operating loss                                   (152,472)       (325,397)            (2,182,345)
                                                 ---------      ----------              ---------
Other income (expense):
 Interest and other income                           2,064           9,363                101,539
 Loss on disposal of equipment                           -               -                 (6,500)
                                                 ---------      ----------              ---------
  Other income, net                                  2,064           9,363                 95,039
                                                 ---------      ----------               --------
                                                  (150,408)       (316,034)            (2,087,306)
Minority interest                                        -               -                191,866
                                                   -------         -------              ---------

Loss from continuing operations                   (150,408)       (316,034)            (1,895,440)
                                                   -------         -------              ---------

Discontinued operations:
 Loss from discontinued operations, net of tax
  benefit of $0 after valuation allowance                -               -             (1,605,078)
 Loss on sale and write-down of assets from
  discontinued operations, net of tax
  benefit of $0 after valuation allowance          (39,241)              -               (392,713)
                                                    ------          ------                -------
Loss from discontinued operations                  (39,241)              -             (1,997,791)
                                                    ------          ------              ---------

Net loss                                        $ (189,649)    $  (316,034)           $(3,893,231)
                                                   =======         =======              =========


Weighted average shares of
 common stock outstanding (1)                   19,134,824      17,315,589             12,718,617
                                                ==========      ==========             ==========
Loss per share - basic and diluted:
 Loss from continuing operations                $    (0.01)    $     (0.02)           $     (0.15)
 Loss from discontinued operations                       -               -                  (0.16)
                                                      ----            ----                   ----
Net loss per share - basic and diluted          $    (0.01)    $     (0.02)           $     (0.31)
                                                      ====            ====                   ====

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's convertible preferred stock or its convertible subordinated debentures because of their antidilutive effect.


   The accompanying notes are an integral part of these financial statements.

                                      [4]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                        Addi-                    Deficit             Total
                               Preferred                                tional        Shares     Accumulated         Stock
                                 Stock              Common Stock        Paid-in       to be      During the Devel-   Holders'
                           Shares    Amount     Shares     Amount       Capital       Issued     opment Stage        Equity
Initial issuance of
 shares for cash                -    $     -    6,000,000  $ 300,000    $ (299,700)         -    $         -         $      300
Net loss - 1998                 -          -            -          -             -          -           (195)              (195)
                            -----      -----    ---------    -------      --------     ------        -------            -------
Balance at
December 31, 1998               -          -    6,000,000    300,000    $ (299,700)         -       $      (195)     $      105
Issuance of shares
 for cash                       -          -    2,051,340    102,567       699,597          -                 -         802,164
Acquisition of net assets
 on recapitalization            -          -    4,119,902    205,995        (1,666)         -                 -         204,329
Issuance of shares
 for finder's fee               -          -      121,712      6,086        85,198          -                 -          91,284
Net loss - 1999                 -          -            -          -             -          -          (606,764)       (606,764)
                            -----      -----      -------    -------       -------     ------           -------         -------
Balance at
December 31, 1999               -          -   12,292,954    614,648       483,429          -          (606,959)        491,118
Issuance of shares
 for cash                       -          -    3,156,810    157,841     2,998,969          -                 -       3,156,810
Issuance of shares
 for acquisition of
 minority interest              -         -    1,713,640     85,681       (85,681)         -                 -                -
Shares to be issued
 for finder's fee               -         -            -          -             -     73,034                 -           73,034
Reduction of
 minority interest              -         -            -          -             -          -            21,193           21,193
Net loss                        -         -            -          -             -          -        (1,783,914)      (1,783,914)
                            -----     -----    ---------     ------     ---------     ------         ---------        ---------
Balance at
December 31, 2000               -         -   17,163,404    858,170     3,396,717     73,034        (2,369,680)       1,958,241
Issuance of shares
 for acquisition of
 minority interest              -         -      182,460      9,123        (9,123)         -                 -                -
Issuance of shares
 for finder's fee               -         -       18,960        948        72,086    (73,034)                -                -
Issuance of shares for
 acquisition of shares
 of subsidiary                  -         -    1,770,000     88,500             -          -                 -           88,500
Exchange of common
 for preferred shares      10,000    10,000   (1,250,000)   (62,500)       52,500          -                 -                -
Issuance of shares
 for cash                       -         -    1,250,000     62,500        37,500                            -          100,000
Net loss                        -         -            -          -             -          -        (1,333,902)      (1,333,902)
                           ------     -----    ---------     ------        ------     ------         ---------        =========
Balance at
December 31, 2001          10,000    10,000   19,134,824    956,741     3,549,680          -        (3,703,582)         812,839
Net loss                        -         -            -          -             -          -          (189,649)        (189,649)
                           ------    ------   ----------    -------     ---------     ------         ---------          -------
Balance at
March 31, 2002             10,000   $10,000   19,134,824  $ 956,741    $3,549,680          -       $(3,893,231)      $  623,190
                           ======   =======   ==========  =========    ==========     ======       ===========          =======


   The accompanying notes are an integral part of these financial statements.

                                      [5]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            Period From
                                                                            February 5, 1998
                                          Three Months Ended March 31,      (Inception) to
                                          2002             2001             March 31, 2002
Cash flows from operating activities      $  (528,770)     $  (270,631)     $(2,418,086)
                                              -------          -------        ---------
Cash flows from investing activities:
 Acquisition of equipment                     (39,552)         (10,644)        (904,909)
 Proceeds from sale of equipment                    -                -            2,500
 Issuance of notes receivable                       -           (8,000)         (20,000)
 Payments received on notes receivable              -                -           20,000
 Cash received on acquiring Webpulse                -                -           13,117
 Cash effect of recapitalization                    -                -          398,904
                                            ---------         --------         --------
    Net cash used in investing
     activities                               (39,552)         (18,644)        (490,388)
                                            ---------         --------         --------

Cash flows from financing activities:
 Issuance of convertible debentures                 -                -          400,000
 Minority interest                                  -                -            2,116
 Reduction of minority interest                     -                -          (21,193)
 Issuance of common stock                           -                -        4,254,265
                                            ---------         --------        ---------
    Net cash provided by
     financing activities                           -                -        4,635,188
                                            ---------         --------        ---------
 Increase (decrease) in cash from
  continuing operations                      (568,322)        (289,275)       1,726,714
                                              -------          -------        ---------
Net cash provided by (used in)
 discontinued operations                       98,069                -       (1,507,009)
                                               ------          -------        ---------

Cash - Beginning of period                    689,958          985,032                -
                                              -------          -------        ---------
       End of period                      $   219,705      $   695,757      $   219,705
                                              =======          =======          =======

   The accompanying notes are an integral part of these financial statements.

                                      [6]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. and its subsidiaries, Webpulse Consulting, Inc., Distinctive Devices (India), PLC (96.6% owned), International Gemsource, Inc. and EagleView Industries, Inc. EagleView is inactive.

NOTE 2:       INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual financial statements of the Company as of December 31, 2001 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 and the period from February 5, 1998 (inception) to March 31, 2002. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2002.

NOTE 3:         REVENUE RECOGNITION

Product sales are recognized when an agreement of sale exists, product delivery has occurred, pricing is final or determinable, and collection is reasonably assured.

NOTE 4.         INVENTORIES

Inventories consist primarily of materials as part of the RealTime Access, Inc. ("RTA") distribution arrangement. Inventories are stated at cost, which approximates market, on the first- in, first-out, basis.

NOTE 5.    ASSETS HELD FOR SALE

Assets held for sale represent equipment and inventories related to the Company's discontinued wireless ISP operations which have been segregated and written down to their net realizable value. During the three months ended March 31, 2002, certain assets held for sale were sold for which a loss of $39,241 was recognized.

                                      [7]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6.     CONVERTIBLE SUBORDINATED DEBENTURES

The Company has $400,000 principal amount of 10% convertible subordinated debentures outstanding (the "Debentures") which mature in 2006. Debentures are convertible into common stock at the holder's option at conversion prices ranging from $0.25 in 2002 to $0.75 in 2006. Upon shareholder approval of additional authorized common share capital, the Company intends to reserve shares to permit complete conversion, although partial conversion is permitted. The Debentures may be redeemed by the Company, in whole or in part, at percentages of principal amount ranging from 105% in 2002 to 101.25% in 2006. Debentures are subordinated to obligations for money borrowed from financial institutions.

NOTE 7.   CAPITAL STRUCTURE

Convertible Preferred Stock
---------------------------

The Company has 1,000,000 shares of preferred stock, par value $1, authorized. The Board has authority to issue the shares in one or more series and to fix the designation preferences, powers and other rights as it deems appropriate. The Company has authorized 60,000 shares of Series C convertible preferred stock of which 10,000 shares are outstanding. Each such share is convertible into 125 shares of common stock and all such shares outstanding will be automatically converted, on that basis, to common stock following shareholder approval of an increase in common share capital to a number of common shares sufficient for conversion of all outstanding shares of Series C preferred stock. Until such approval, each Series C preferred share has voting, dividend and liquidation rights equivalent to 125 shares of common stock.

Common Stock
------------

The Company has 20,000,000 authorized shares of common stock, par value $.05, authorized. Common stock has one vote per share for election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

NOTE 8.    NEW SUBSIDIARY

In January 2002, the Company organized International Gemsource, Inc., a Delaware corporation, based in the Company's offices in Fort Lee, New Jersey. The subsidiary is engaged in trading rough and polished gemstones.

NOTE 9.   GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $189,649 and $3,893,231 during the three months ended March 31, 2002, and the period from February 5, 1998 (inception) to March 31, 2002, respectively. The Company's working capital at March 31, 2002 of approximately $690,000 is not sufficient to fund operations at the current


                                      [8]


                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9.       GOING CONCERN (continued)

level. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management of the Company is considering acquiring or merging with an operating company, commencing new operations and obtaining financing through the issuance of debt and stock.

The ability of the Company to continue as a going concern is dependent on management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10.    SEGMENT INFORMATION

The Company reports segments based upon the management approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance. For the three months ended March 31, 2002, the Company operated three segments, Distribution of RTA Equipment, Gemstone Trading and Software Development.


                            Distribution
                            of RTA         Gemstone        Software
                            Equipment      Trading         Development       Corporate       Consolidated
Revenue                     $216,818       $220,972        $       -         $       -       $  437,790

Operating
 income (loss)               25,387              40          (46,608)         (131,291)        (152,472)

Other income                      -               -              304             1,760            2,064

Income (loss)
 from continuing
 operations                  25,387              40          (46,304)         (129,531)        (150,408)

Assets                      138,485         222,600          192,195*          580,270**      1,133,550


*Includes assets of DDI-India, located in India, of $90,317.

**Includes assets held for sale of $125,105.

During the three months ended March 31, 2001, the Company primarily focused its efforts in one segment, developing its wireless ISP business which has been discontinued (Note 11).

                                      [9]

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11.  DISCONTINUED OPERATIONS

On July 2, 2001, the Board of Directors of the Company approved the discontinuation of its wireless ISP business operations. Accordingly, the Company segregated the assets, liabilities and operating expenses as of September 30, 2001.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

In mid-2001, the Company abandoned its earlier plan to provide wireless ISP services in the New York City area. Since then, management's efforts have been directed toward the establishment of three new businesses. Two of these had aggregate sales of $437,790 during the three months ended March 31, 2002, representing the Company's first operating revenue since its recapitalization in 1998 (inception).

One new business involves the design, development and production of software products and customized software and multimedia solutions, including website design and support. These activities are conducted by our 96.6%-owned subsidiary, Distinctive Devices (India), PLC, based in Mumbai (Bombay), India, which was organized by the Company and became operational November 30, 2001. A second subsidiary, Webpulse Consulting, Inc., based in Fort Lee, New Jersey, is wholly-owned and works with its Indian counterpart and is responsible for marketing in the U.S. Webpulse was acquired by the Company on October 31, 2001, by the issuance of 1,770,000 shares of our common stock. Our president, Mr. Mody, was, and remains, president of Webpulse and his wife was the controlling shareholder of Webpulse.

Both subsidiaries have been working together to establish relationships with prospective customers and strategic partners. To date, alliances have been negotiated (or are in progress) with Sun Microsystems, Citrix Systems, Packateer, Checkpoint Software and Hughes Escort Communications. These relationships enable our subsidiaries to offer a broad range of software solutions to numerous industry segments in India, the U.S. and elsewhere and effectively position the Company as an end-to-end enterprise solution provider. This division had no revenues up to March 31, 2002.

The second new business activity is the offshore marketing of fast access DSL telephone equipment manufactured by RealTime Access, Inc., Livermore, California ("RTA") and its subsidiary, Real Time Systems, Ltd., New Delhi, India ("RTS"), pursuant to a distribution agreement entered into in September 2001. In that regard, the Company now has a representative in Moscow, Russia, where a test of installed equipment is underway at a local telephone company. Sales of this Company division amounted to $216,818 during the three months ended March 31, 2002, with operating income of $25,387.


                                      [10]

In April 2002, RTA filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. RTS is not involved in the proceeding. Two of the Company's directors, Mr. Mehta and Mr. Mody, our president, are also directors of RTA. We do not believe that the proceeding will adversely effect the ability of RTA or RTS to manufacture and deliver equipment to customers and distributors, including the Company.

Our third new business activity, trading in rough and polished gemstones, yielded revenues of $220,972, but virtually no operating income, during the three months ended March 31, 2002. This activity is carried on by a wholly-owned subsidiary, International Gemsource, Inc., organized by the Company in January 2002 and based in Fort Lee, New Jersey.

Also during the March 2002 quarter, efforts to liquidate inventory and equipment related to our discontinued wireless ISP operations resulted in cash of $98,069. These efforts are continuing.

Operating Results
-----------------

During the three months ended March 31, 2002, the Company sustained a loss from continuing operations of $150,408, compared to a similar loss of $316,034 during the same period a year earlier. The improvement is attributable to lower expenses in the 2002 period, stemming from lease terminations and staff reductions.

Discontinued Operations
-----------------------

In the 2002 period, a further loss of $39,241 resulted from a downward revaluation of assets remaining from the 2001 discontinuance of wireless ISP operations.

Liquidity
---------

Working capital at March 31, 2002 approximated $690,000, an amount insufficient to fund continuing operations at the current level (see Note 9 to the within financial statements). Unless sales increase markedly, and profits are realized, additional working capital will be needed. If so, the Company will seek to place additional amounts of debentures or capital stock. No assurance can be given, however, that a future placement of securities can be accomplished, or would not be dilutive to current shareholders.

Risks and Uncertainties
-----------------------

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

                                      [11]

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

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

A Report on Form 8-K was filed for an event of April 16, 2002, reporting in Item 4 a change in the Company's independent accountants.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DISTINCTIVE DEVICES, INC.
                                                     (Registrant)



Dated:  May 14, 2002                                 By:  /s/ SANJAY MODY
                                                              Sanjay Mody
                                                              President and CEO
                                                              Treasurer and CFO



                                      [12]