Form 10QSB
period 2002-06-30
DISTINCTIVE DEVICES INC
filed 2002-08-14
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                      N/A
                           (Issuer's former address)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

19,134,824 shares of issuer's common stock, $.05 par value, were outstanding at July 31, 2002. Issuer has no other class of common equity.

                                    CONTENTS

                                                                      Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet--
                 June 30, 2002                                         3

          Condensed Consolidated Statements Of Operations--
           Three months and six months ended June 30, 2002 and 2001
               February 5, 1998 (Inception) to June 30, 2002           4

          Condensed Consolidated Statements Of Changes In
           Stockholders' Equity--
            Inception to June 30, 2002                                 5

          Condensed Consolidated Statements Of Cash Flows--
           Six months ended June 30, 2002 and 2001
            February 5, 1998 (Inception) to June 30, 2002              6

          Notes To The Condensed Consolidated Financial
              Statements                                               7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION                                                   10


PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                             12


SIGNATURES                                                            12

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)



                                                             June 30,
                                                               2002
                                                                ----
                                     ASSETS

Current Assets
  Cash and cash equivalents                                $     40,494
    Accounts receivable                                         645,945
    Inventories                                                  12,579
    Prepaid Expenses                                              1,911
    Assets of discontinued operations and
        assets held for sale                                     88,375
                                                                -------
                   Total Current Assets                         789,304

Property and equipment, net                                     290,091

Goodwill                                                         11,221

Other assets                                                     32,439
                                                                -------
                                                           $  1,123,055
                                                              =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued liabilities               $     274,415
    Accrued professional fees                                     26,967
                                                                 -------
                   Total Current Liabilities                     301,382
Convertible subordinated debentures                              400,000
                                                                 -------
                   Total Liabilities                             701,382
                                                                 -------
Minority interest                                                  2,116
                                                                 -------
Stockholders' Equity
    Convertible preferred stock Series C, $1 par;
    1,000,000 shares authorized; 10,000 outstanding               10,000
    Common stock, $.05 par;  20,000,000 shares
    authorized; 19,134,824 shares outstanding                    956,741
    Additional paid-in capital                                 3,549,680
    Deficit accumulated during the development stage          (4,096,864)
                                                               ---------
                                                                 419,557
                                                                --------
                     Total Stockholders' Equity            $   1,123.055
                                                               =========

   The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                     Period From
                                                                                                     February 5,1998
                                Three Months Ended June 30,        Six Months Ended June 30,         (Inception) to
                                2002            2001*              2002           2001*              June 30, 2002
                                ----            ----               ----           ----               -------------
Revenue
 Operating                      $   360,805     $         -        $  798,595     $        -         $   798,595
    Other                                 -               -                 -              -              35,888
Cost of goods sold                 (335,253)              -          (719,979)             -            (719,979)
Operating expenses                 (189,918)       (247,235)         (395,454)      (572,632)         (2,461,215)
                                    -------         -------           -------        -------           ---------
   Operating loss                  (164,366)       (247,235)         (316,838)      (572,632)         (2,346,711)
                                    -------         -------           -------
Other income (expense):
   Interest expense                 (20,000)              -           (20,000)             -             (20,000)
   Interest and other income            276           5,054             2,340         14,417             101,815
   Loss on disposal of equipment          -               -                 -              -              (6,500)
                                     ------          ------            ------         ------             -------
     Other income (expense), net    (19,724)          5,054           (17,660)        14,417              75,315
                                     ------           -----            ------         ------             -------
                                   (184,090)       (242,181)         (334,498)      (558,215)         (2,271,396)
Minority interest                         -               -                 -              -             191,866
                                    -------         -------           -------        -------           ---------
Loss from continuing operations    (184,090)       (242,181)         (334,498)      (558,215)         (2,079,530)
                                    -------         -------           -------        -------           ---------

Discontinued operations:
  Loss from discontinued operations,
   net of tax benefit of $0 after
   valuation allowance                    -               -                 -              -          (1,605,078)
  Loss on sale and write-down
   of assets from discontinued
   operations, net of tax benefit
   of $0 after valuation allowance  (19,543)        (48,084)          (58,784)       (48,084)           (412,256)
                                     ------          ------            ------         ------             -------
Loss from discontinued operations   (19,543)        (48,084)          (58,784)       (48,084)         (2,017,334)
                                     ------          ------            ------         ------           ---------

Net loss                        $  (203,633)    $  (290,265)       $ (393,282)    $ (606,299)        $(4,096,864)
                                    =======         =======           =======        =======           =========
Weighted average shares of
 common stock outstanding (1)    19,134,824      17,355,448        19,134,824     17,335,631          13,082,161
                                 ==========      ==========        ==========     ==========          ==========
Loss per share -
 basic and diluted:
 Loss from continuing
  operations                    $     (0.01)    $     (0.02)       $    (0.02)    $    (0.03)        $     (0.16)
   Loss from discontinued
    operations                            -               -                 -              -               (0.15)
                                       ----            ----              ----           ----                ----
Net loss per share -
 basic and diluted              $     (0.01)    $     (0.02)       $    (0.02)    $    (0.03)        $     (0.31)
                                       ====            ====              ====           ====                ====

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's convertible preferred stock or its convertible subordinated debentures because of their antidilutive effect.

*During the six months ended June 30, 2001, the Company primarily focused its efforts in one segment, developing its wireless ISP business which has been discontinued (Note 11).

   The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                   Addi-                     Deficit               Total
                          Preferred                                tional       Shares       Accumulated           Stock
                            Stock             Common Stock         Paid-in      to be        During the Devel-     Holders'
                        Shares   Amount    Shares     Amount       Capital      Issued       opment Stage          Equity
                        ------   ------    -------    ------       ------       ------       -----------           ------
Initial issuance of
 shares for cash             -   $     -    6,000,000 $ 300,000    $ (299,700)  $      -     $         -             $       300
Net loss - 1998              -         -            -         -             -          -            (195)                   (195)
                        ------    ------   ----------   -------     ---------     ------        --------             -----------
Balance at
December 31, 1998            -         -    6,000,000   300,000      (299,700)         -            (195)                    105
Issuance of shares
 for cash                    -         -    2,051,340   102,567       699,597          -               -                 802,164
Acquisition of net assets
  on recapitalization        -         -    4,119,902   205,995        (1,666)         -               -                 204,329
Issuance of shares
 for finder's fee            -         -      121,712     6,086        85,198          -               -                  91,284
Net loss - 1999              -         -            -         -             -          -        (606,764)               (606,764)
                        ------    ------   ----------   -------       -------     ------         -------                 -------
Balance at
December 31, 1999            -         -   12,292,954   614,648       483,429          -        (606,959)                491,118
Issuance of shares for cash  -         -    3,156,810   157,841     2,998,969          -               -               3,156,810
Issuance of shares
 for acquisition of
 minority interest           -         -    1,713,640    85,681       (85,681)         -               -                       -
Shares to be issued
 for finder's fee            -         -            -         -             -     73,034               -                  73,034
Reduction of
 minority interest           -         -            -         -             -          -          21,193                  21,193
Net loss - 2000              -         -            -         -             -          -      (1,783,914)             (1,783,914)
                        ------    ------   ----------    ------        ------     ------       ---------               ---------
Balance at
December 31, 2000            -         -   17,163,404   858,170     3,396,717     73,034      (2,369,680)              1,958,241
Issuance of shares
 for acquisition of
 minority interest           -         -      182,460     9,123        (9,123)         -               -                       -
Issuance of shares
 for finder's fee            -         -       18,960       948        72,086    (73,034)              -                       -
Issuance of shares for
 acquisition of shares
 of subsidiary               -         -    1,770,000    88,500             -          -               -                  88,500
Exchange of common
 for preferred shares   10,000    10,000   (1,250,000)  (62,500)       52,500          -               -                       -
Issuance of shares
 for cash                    -         -    1,250,000    62,500        37,500          -               -                 100,000
Net loss - 2001              -         -            -         -             -          -      (1,333,902)             (1,333,902)
                        ------    ------   ----------    ------        ------    -------       ---------               ---------
Balance at
December 31, 2001       10,000    10,000   19,134,824   956,741     3,549,680          -      (3,703,582)                812,839
Net loss                     -         -            -         -             -          -        (393,282)               (393,282)
                        ------    ------   ----------   -------     ---------    -------         -------
Balance at
June 30, 2002           10,000   $10,000   19,134,824 $ 956,741    $3,549,680   $      -     $(4,096,864)              $(419,557)
                        ======    ======   ==========   =======     =========     ======       =========

   The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                    Period From
                                                               February 5, 1998
                                      Six Months Ended June 30,  (Inception) to
                                       2002          2001         June 30, 2002

Cash flows from operating activities   $ (717,404)   $ (469,878)  $(2,627,913)
                                          -------       -------     ---------
Cash flows from investing activities:
 Acquisition of equipment                 (57,316)      (12,256)     (922,673)
 Proceeds from sale of equipment                -             -         2,500
 Issuance of notes receivable                   -        (8,000)      (20,000)
 Payments received on notes receivable          -             -        20,000
 Cash received on acquiring Webpulse            -             -        13,117
 Cash effect of recapitalization                -             -       398,904
                                         --------        ------       -------

  Net cash used in investing
   activities                             (57,316)      (20,256)     (508,152)
                                          -------       -------       -------

Cash flows from financing activities:
 Issuance of convertible debentures             -             -       400,000
 Minority interest                              -             -         2,116
 Issuance of common stock                       -             -     4,254,265
                                         --------       -------     ---------

       Net cash provided by
        financing activities                    -             -     4,656,381
                                         --------       -------     ---------
  Increase (decrease) in cash from
   continuing operations                 (774,720)     (490,134)    1,520,316
                                          -------       -------     ---------
Net cash provided by (used in)
  discontinued operations                 125,256             -    (1,479,822)
                                          -------        ------     ---------
Cash - Beginning of period                689,958       985,032             -
                                          -------       -------     ---------
            End of period                $ 40,494      $494,898   $    40,494
                                           ======       =======        ======

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

NOTE 2:       INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual financial statements of the Company as of December 31, 2001 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and the results of operations for the three months and six months and the period from February 5, 1998 (inception) to June 30, 2002, and cash flows for the six months ended June 30, 2002 and 2001 and the period from February 5, 1998 (inception) to June 30, 2002. The results of operations and cash flows for the six-month period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2002.

NOTE 3:         REVENUE RECOGNITION

Product sales are recognized when an agreement of sale exists, product delivery has occurred, pricing is final or determinable, and collection is reasonably assured.

NOTE 4.         INVENTORIES

Inventories consist primarily of gemstones, held by a subsidiary. Inventories are stated at cost, which approximates market, on the first-in, first-out, basis.

NOTE 5.    ASSETS HELD FOR SALE

Assets held for sale represent equipment and inventories related to the Company's discontinued wireless ISP operations which have been segregated and written down to their net realizable value. During the six months ended June 30, 2002, certain assets held for sale were sold resulting in a loss of $58,784.

NOTE 6.     CONVERTIBLE SUBORDINATED DEBENTURES

The Company has $400,000 principal amount of 10% convertible subordinated debentures outstanding (the "Debentures") which mature in 2006. The Debentures are convertible into common stock at the holder's option at conversion prices ranging from $0.25 in 2002 to $0.75 in

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 6.     CONVERTIBLE SUBORDINATED DEBENTURES (continued)

2006, subject to an increase in the authorized common share capital. The Debentures may be redeemed by the Company, in whole or in part, at percentages of principal amount ranging from 105% in 2002 to 101.25% in 2006. The Debentures are subordinated to obligations for money borrowed from financial institutions.

NOTE 7.   CAPITAL STRUCTURE

Convertible Preferred Stock
--------------------------
The Company has 1,000,000 shares of preferred stock, par value $1, authorized. The Board has authority to issue the shares in one or more series and to fix the designation preferences, powers and other rights as it deems appropriate. The Company has designated 60,000 shares as Series C convertible preferred stock of which 10,000 shares are outstanding. Each such share is convertible into 125 shares of common stock and all such shares outstanding will be automatically converted, on that basis, to common stock following shareholder approval of an increase in common share capital to a number of common shares sufficient for conversion of all outstanding shares of Series C preferred stock. Until such approval, each Series C preferred share has voting, dividend and liquidation rights equivalent to 125 shares of common stock.

Common Stock
-----------
The Company has 20,000,000 authorized shares of common stock, par value $.05. Common stock has one vote per share for election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

NOTE 8.    NEW SUBSIDIARY

In January 2002, the Company organized International Gemsource, Inc., a Delaware corporation, based in the Company's offices in Fort Lee, New Jersey. The subsidiary is engaged in trading rough and polished gemstones.

NOTE 9.   GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $203,633, $393,282 and $4,096,864 during the three months and six months ended June 30, 2002, and the period from February 5, 1998 (inception) to June 30, 2002, respectively. The Company's working capital at June 30, 2002 of approximately $488,000 is not sufficient to fund operations at the current level. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management of the Company is considering acquiring or merging with an operating company, commencing new operations and obtaining financing through the issuance of debt and stock.

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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 10.    SEGMENT INFORMATION

The Company reports segments based upon the management approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance. For the three months and six months ended June 30, 2002, the Company operated three segments, Distribution of RTA Equipment, Gemstone Trading and Software Development.

                                       Distribution
                                       of RTA            Gemstone   Software
                                       Equipment         Trading    Development   Corporate      Consolidated
                                       ---------         -------    -----------   ---------      ------------
For the three months ended June 30, 2002:
Revenue                                $157,796          $201,767   $   1,242     $       -      $ 360,805

Operating income (loss)                  19,311                16*    (49,246)    (134,447)       (164,366)

Other income (expense)                        -                 -          41      (19,765)        (19,724)

Income (loss) from
 continuing operations                   19,311                16*    (49,205)    (154,212)       (184,090)

For the six months ended June 30, 2002:

Revenue                                 374,614           422,739       1,242            -         798,595

Operating income (loss)                  44,698                56*    (95,854)    (265,738)       (316,838)

Other income (expense)                        -                 -         345      (18,005)        (17,660)

Income (loss) from
continuing operations                    44,698                56*    (95,509)    (283,743)       (334,498)

Assets                                  212,905           454,024     195,688**    260,438***    1,123,055


    *Operating income and income from continuing operations have been reduced by a parent company charge for sales and office services of $5,000 in the three months, and $32,500 in the six months, ended June 30, 2002.

  **Includes assets of DDI-India, located in India, of $96,854.

***Includes assets held for sale of $88,375.

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

NOTE 12.  SUBSEQUENT EVENTS

On August 1, 2002, the Company designated 250,000 shares as Series D Convertible Preferred Stock, par value $1. On August 6, 2002, 173,333 such shares were sold for $650,000 cash. At such time as stockholders approve an increase in, and/or a reverse split of, the Company's common share capital, sufficient in amount to provide for conversion of all preferred shares outstanding (including a revision in par value per common share), each Series D preferred share will be automatically converted into 125 shares of common stock. Until such approval, each Series D share has voting and dividend rights equivalent to 125 shares of common stock and a preference of $3.75 per share in the event of liquidation.

The Company recently filed preliminary proxy materials with the Securities and Exchange Commission with respect to a Special Meeting of Shareholders to consider the foregoing recapitalization, and other matters. The date for the meeting will be established, and all shareholders will be notified, following clearance of this filing.



Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

Efforts continue to further develop markets for Company products and services, in three principal segments: hardware and software solutions, gemstone trading and sales of DSL telephone equipment. While markets for software, servers and telephonic equipment are currently severely depressed in North America and Western Europe, this does not appear to be true in India and Russia, where our efforts are primarily directed.

Our subsidiary in India is in negotiations with several substantial customer prospects regarding the sale of hardware and software solutions involving equipment provided under our reseller agreements with Sun Microsystems, Citrix Systems and Baan (of Germany). In another development, arrangements were recently completed with Hughes Escort Communications to receive educational classroom courses provided, via satellite, by the University of Phoenix, a leading provider of such courses which lead to the granting of B.S. and advanced degrees. Classrooms in Bombay will be managed by our subsidiary.

Gemstone trading activity continues. We are considering participation, with a major mining firm, in a Russian joint venture to produce cut and polished diamonds. Through the Company's contacts in India, experienced personnel would be recruited for this activity. India is the world's leading producer of cut and polished gemstones.

Sales of telephonic DSL equipment continue. We are considering the purchase of assets from creditors of an Indian company that manufactures such equipment. The company was formerly affiliated with Real Time Access, Inc ("RTA"), of Livermore, California, now in Chapter 11 bankruptcy proceedings. We have had an agreement to distribute RTA products in four countries in Eastern Europe since September 2001. The purchase would assure the Company of an ongoing production source for DSL equipment. If concluded, the purchase would be undertaken by our Indian subsidiary with funds provided by the Company from its recent private placement (see Note 12 to the within financial statements).

Operating Results
-----------------

Sales for the six months ended June 30, 2002 approximated $799,000 and were somewhat lower in the June quarter ($361,000) than in the preceding March quarter ($438,000). For the six month period, the loss from continuing operations amounted to $334,498 and the net loss, including losses from discontinued operations, amounted to $393,282. This compares to a net loss of $606,299 incurred in the prior year six-month period. Among other factors, lowered losses reflect, in large part, a substantial reduction in operating expenses to $395,454 in the latest six-month period from $572,632 a year earlier.

Cash realized from the disposal of equipment intended for use in our discontinued ISP wireless operation amounted to $125,256 in the six month period ended June 30, 2002. During the same period, a $58,784 loss was recognized with respect to the disposal of this ISP equipment, of which $4,125 was a write-down of equipment to its net realizable value.

Liquidity
---------

Working capital at June 30, 2002. approximated $488,000. This amount was subsequently increased by $650,000 following the private placement of preferred stock (see Note 12 to the within financial statements). Even so, unless sales increase markedly, and profits are realized, additional working capital will be needed. If so, the Company will seek to place additional amounts of debentures or capital stock. No assurance can be given, however, that a future placement of securities can be accomplished, or would not be dilutive to current shareholders.

Risks and Uncertainties
-----------------------

The Company is subject to all the risks inherent in an early stage company in the software, systems, telecommunications and Internet industries. These risks include, but are not limited to, a limited operating history, limited resources, dependence upon consumer and business acceptance of the products and services, the changes taking place in the electronic commerce industry and the general economic climate. The Company's operating results may be materially affected by the foregoing factors.

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

PART II    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1*      Certificate of Amendment to the Certificate of Incorporation dated
August 1, 2002.

10.1*    Stock Purchase Agreement, dated as of July 31, 2002, between Registrant and Shrikant C. Mehta with respect to the purchase of Series D Convertible Preferred Stock.

99*       Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

(b)  A Report on Form 8-K was filed for an event of April 16, 2002, reporting in
Item 4 a change in the Company's independent accountants.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DISTINCTIVE DEVICES, INC.
                                     (Registrant)


Dated:  August 12, 2002
                                     By:  /s/ SANJAY MODY
                                     ----------------------
                                     Sanjay Mody
                                     President and CEO
                                     Treasurer and CFO