Form 10QSB
period 2002-09-30
DISTINCTIVE DEVICES INC
filed 2002-11-20
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

      ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT

                  For the transition period from ____ to ____

                         Commission file number 0-2749

                           DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

          Delaware*                                     13-1999951
(State of incorporation or organization)           (IRS Identification No.)

              One Bridge Plaza, Ste. 100, Fort Lee, NJ     07024
          (Address of principal executive offices)       (Zip Code)

                   Issuer's telephone number:  (201)363-9922

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

7,008,582 shares of issuer's common stock, $.001 par value, were outstanding at November 14, 2002. Issuer has no other class of common equity.

*Distinctive Devices, Inc., a Delaware corporation, is filing this Form 10-QSB as the successor registrant to Distinctive Devices, Inc., a New York corporation, pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934.

                                    CONTENTS

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet--
          September 30, 2002                                                 3

         Condensed Consolidated Statements Of Operations--
          Three months and nine months ended September 30, 2002 and 2001
          February 5, 1998 (Inception) to September 30, 2002                 4

         Condensed Consolidated Statements Of Changes In
          Stockholders' Equity--
          Inception to September 30, 2002                                    5

         Condensed Consolidated Statements Of Cash Flows--
          Nine months ended September 30, 2002 and 2001
          February 5, 1998 (Inception) to September 30, 2002                 6

         Notes To The Condensed Consolidated Financial
          Statements                                                         7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION                                                         11


PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          14

Item 3.  CONTROLS AND PROCEDURES                                            14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                14

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   15


SIGNATURES                                                                  16

PART 1 - FINANCIAL INFORMATION
Item 1.- FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                 September 30,
                                                                 2002
                                                                 ------------
                                     ASSETS

Current Assets
    Cash and cash equivalents                                   $   129,743
    Accounts receivable                                             178,669
    Inventories                                                     102,550
    Loans receivable                                                360,771
    Prepaid expenses and advances                                   171,552
    Assets of discontinued operations and
     assets held for sale                                            88,375
                                                                    -------
            Total Current Assets                                  1,031,660

Property and equipment, net                                         268,933

Goodwill                                                             11,221

Other assets                                                         31,645
                                                                  ---------
                                                                $ 1,343,459
                                                                  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued liabilities                       $    83,533
 Accrued professional fees                                           25,967
                                                                    -------
             Total Current Liabilities                              109,500
Convertible subordinated debentures                                 400,000
                                                                    -------
                   Total Liabilities                                509,500
                                                                    -------
Minority interest                                                     2,116
                                                                    -------

Stockholders' Equity (Note 14)
  Preferred Stock, $1 par, 1,000,000 shares authorized;
  Convertible Preferred Stock, Series C, $1 par:
  60,000 shares designated;  10,000 outstanding                      10,000
  Convertible Preferred Stock, Series D, $1 par:
  250,000 shares designated, 173,333 outstanding                    173,333
  Common Stock, $.30 par,  20,000,000 shares
  authorized; 3,189,137 shares outstanding                          956,741
  Additional paid-in capital                                      4,026,347
  Deficit accumulated during the development stage               (4,334,578)
                                                                  ---------
                                                                    831,843
                                                                  ---------
       Total Stockholders' Equity                               $ 1,343.459
                                                                  =========

   The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                   Period From
                                       Three Months Ended           Nine Months Ended              February 5,1998
                                       September 30,                September 30,                  (Inception) to
                                       2002         2001*           2002         2001*             September 30, 2002
                                       -------      ------          ------       ------            -------
Revenue
 Operating                             $   (70,882) $        -      $  727,713   $         -       $   727,713
 Other                                           -      33,500               -        33,500            35,888
Cost of goods sold                          34,342           -        (685,637)            -          (685,637)
Operating expenses                        (196,767)   (205,621)       (592,221)     (778,253)       (2,657,982)
                                          --------     -------         -------       -------         ---------
 Operating loss                           (233,307)   (172,121)       (550,145)     (744,753)       (2,580,018)

Other income (expense):
 Interest expense                          (10,005)          -         (30,005)            -           (30,005)
 Interest and other income                   5,598       4,066           7,938        18,483           107,413
 Loss on disposal of equipment                   -           -               -             -            (6,500)
                                          --------     -------         -------       -------           -------
  Other income (expense), net               (4,407)      4,066         (22,067)       18,483            70,908
                                          --------     -------         -------       -------           -------
                                          (237,714)   (168,055)       (572,212)     (726,270)       (2,509,110)
Minority interest                                -           -               -             -           191,866
                                           -------     -------         -------       -------         ---------
Loss from continuing operations           (237,714)   (168,055)       (572,212)     (726,270)       (2,317,244)
                                           -------     -------         -------       -------         ---------

Discontinued operations:
  Loss from discontinued operations,
   net of tax benefit of $0 after
   valuation allowance                           -           -               -             -        (1,605,078)
  Loss on sale and write-down
   of assets from discontinued
   operations, net of tax benefit
   of $0 after valuation allowance               -    (303,007)        (58,784)     (351,091)         (412,256)
                                           -------    --------         -------       -------           -------
Loss from discontinued operations                -    (303,007)        (58,784)     (351,091)       (2,017,334)
                                           -------    --------         -------       -------         ---------
Net loss                               $  (237,714) $ (471,062)     $ (630,996)  $(1,077,361)      $(4,334,578)
                                           =======     =======         =======     =========         =========
Weighted average shares of
  common stock outstanding (1)           3,189,137   2,894,137       3,189,137     2,875,372         2,235,018
                                         =========   =========       =========     =========         =========
Loss per share - basic and diluted:
   Loss from continuing operations          $(0.07)     $(0.06)         $(0.18)       $(0.25)           $(1.04)
   Loss from discontinued operations             -       (0.10)          (0.02)        (0.12)            (0.90)
                                              ----        ----            ----          ----              ----
Net loss per share - basic and diluted      $(0.07)     $(0.16)         $(0.20)       $(0.37)           $(1.94)
                                              ====        ====            ====          ====              ====

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's convertible preferred stock or its convertible subordinated debentures because of their antidilutive effect.

*During the three and nine months ended September 30, 2001, the Company primarily focused its efforts in one segment, developing its wireless ISP business which has been discontinued (Note 13).

   The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                    Addi-                 Deficit            Total
                         Preferred                                  tional       Shares   Accumulated        Stock
                         Stock                 Common Stock         Paid-in      to be    During the Devel-  Holders'
                         Shares  Amount      Shares     Amount      Capital      Issued   opment Stage       Equity
Initial issuance of
 shares for cash               - $        -  1,000,000  $ 300,000   $ (299,700)       -   $         -        $       300
Net loss - 1998                -          -          -          -            -        -          (195)              (195)
                             ---       ----  ---------    -------      -------      ---          ----                ---
Balance at
December 31, 1998              -          -  1,000,000    300,000     (299,700)       -          (195)               105
Issuance of shares
for cash                       -          -    341,890    102,567      699,597        -             -            802,164
Acquisition of net
 assets
  on recapitalization          -          -    686,650    205,995       (1,666)       -             -            204,329
Issuance of shares
  for finder's fee             -          -     20,286      6,086       85,198        -             -             91,284
Net loss - 1999                -          -          -          -            -        -      (606,764)          (606,764)
Balance at                   ---        ---     ------      -----       ------      ---       -------            -------
December 31, 1999              -          -  2,048,826    614,648      483,429        -      (606,959)           491,118
Issuance of shares
 for cash                      -          -    526,135    157,841    2,998,969        -             -          3,156,810
Issuance of shares
  for acquisition of
  minority interest            -          -    285,606     85,681      (85,681)       -             -                  -
Shares to be issued
  for finder's fee             -          -          -          -            -   73,034             -             73,034
Reduction of
  minority interest            -          -          -          -            -        -        21,193             21,193
Net loss - 2000                -          -          -          -            -        -    (1,783,914)        (1,783,914)
                             ---        ---        ---        ---          ---      ---     ---------          ---------
Balance at
December 31, 2000              -          -  2,860,567    858,170    3,396,717   73,034    (2,369,680)         1,958,241
Issuance of shares
  for acquisition of
  minority interest            -          -     30,410      9,123       (9,123)       -             -                  -
Issuance of shares
  for finder's fee             -          -      3,160        948       72,086  (73,034)            -                  -
Issuance of shares for
  acquisition of shares
  of subsidiary                -          -    295,000     88,500            -        -             -             88,500
Exchange of common
  for Series C
  preferred  shares       10,000     10,000   (208,333)   (62,500)      52,500        -             -                  -
Issuance of shares
 for cash                      -          -    208,333     62,500       37,500        -             -            100,000
Net loss - 2001                -          -          -          -            -        -    (1,333,902)        (1,333,902)
                          ------     ------    -------     ------       ------    -----     ---------          ---------

Balance at December
  31, 2001                10,000     10,000  3,189,137    956,741    3,549,680        -    (3,703,582)           812,839
Issuance of Series D
  preferred shares       173,333    173,333          -          -      476,667        -             -            650,000
Net loss                       -          -          -          -            -        -      (630,996)          (630,996)
                         -------    -------   --------     ------    ---------    -----       -------             ------
Balance at
September 30, 2002       183,333 $  183,333  3,189,137  $ 956,741   $4,026,347        -   $(4,334,578)       $   831,843
                         =======    =======  =========    =======    =========     ====    =========             =======

   The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                       Period From
                                           Nine Months Ended           February 5, 1998
                                           September 30,               (Inception) to
                                           2002          2001          September 30, 2002

Cash flows from operating activities       $ (917,331)   $ (664,118)   $(2,827,840)
                                              -------       -------       ---------
Cash flows from investing activities:
  Acquisition of equipment                    (57,369)      (29,188)       (922,726)
  Proceeds from sale of equipment                   -             -           2,500
  Issuance of notes receivable               (360,771)       (8,000)       (380,771)
  Payments received on notes receivable             -             -          20,000
  Cash received on acquiring Webpulse               -             -          13,117
  Cash effect of recapitalization                   -             -         398,904
                                             --------        ------         -------

       Net cash (used in) investing
            activities                       (418,140)      (37,188)       (868,976)
                                              -------        ------         -------
Cash flows from financing activities:
  Issuance of convertible debentures                -             -         400,000
  Minority interest                                 -             -           2,116
  Issuance of preferred stock                 650,000             -         650,000
  Issuance of common stock                          -        73,034       4,254,265
                                              -------        ------       ---------

         Net cash provided by
           financing activities               650,000        73,034       5,306,381
                                              -------        ------       ---------
     Increase (decrease) in cash from
          continuing operations              (685,471)     (628,272)      1,609,565
                                              -------       -------       ---------
Net cash provided by (used in)
  discontinued operations                     125,256             -      (1,479,822)
                                              -------       -------       ---------

Cash  Beginning of period                    689,958       985,032               -
                                              -------       -------       ---------
            End of period                  $  129,743    $  356,760      $  129,743
                                              =======       =======         =======

   The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        BASIS OF CONSOLIDATION  (NOTE 14)

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. and its subsidiaries, Webpulse Consulting, Inc., Distinctive Devices (India), PLC (96.6% owned) and International Gemsource, Inc. Eagleview Industries, Inc. had been inactive and was liquidated effective December 31, 2001.

NOTE 2:       INTERIM FINANCIAL DATA
In the opinion of management, the accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual financial statements of the Company as of December 31, 2001 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and the results of operations for the three months and nine months and the period from February 5, 1998 (inception) to September 30, 2002, and cash flows for the nine months ended September 30, 2002 and 2001 and the period from February 5, 1998 (inception) to September 30, 2002. The results of operations and cash flows for the nine-month period are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2002.

NOTE 3:         REVENUE RECOGNITION
Sales are recognized when goods are shipped in response to a customer's order, pricing is final or determinable, and collection is reasonably assured. The Company generally gives its gemstone customers the right to return merchandise purchased and records an accrual at the time of sale for the effect of the estimated returns.

NOTE 4:         INVENTORIES
Inventories consist primarily of gemstones, held by a subsidiary. Inventories are stated at cost, which approximates market, on the first-in, first-out, basis.

NOTE 5:         LOANS RECEIVABLE
Loans receivable at September 30, 2002 consists of an advance made to Real Time Systems Ltd. of $360,771 which calls for repayment within one year at 12% annual interest, payable quarterly.

NOTE 6:        PREPAID EXPENSES AND ADVANCES
The Company advanced funds to vendors to be utilized toward the future production of the vendors' finished goods. At September 30, 2002, such advances aggregated $167,382.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 7:      ASSETS HELD FOR SALE
Assets held for sale represent equipment and inventories related to the Company's discontinued wireless ISP operations which have been segregated and written down to their net realizable value. During the nine months ended September 30, 2002, certain assets held for sale were sold resulting in a loss of $58,784 of which $4,125 was a write-down of equipment to its net realizable value.

NOTE 8:     CONVERTIBLE SUBORDINATED DEBENTURES
The Company has $400,000 principal amount of 10% convertible subordinated debentures outstanding (the "Debentures") which mature in 2006. The Debentures are convertible into common stock at the holder's option at conversion prices ranging from $1.50 in 2002 to $4.50 in 2006. The Debentures may be redeemed by the Company, in whole or in part, at percentages of principal ranging from 105% in 2002 to 101.25% in 2006. The Debentures are subordinated to obligations for any money borrowed from financial institutions.

NOTE 9.   CAPITAL STRUCTURE  (NOTE 14)

Convertible Preferred Stock
The Company has 1,000,000 shares of preferred stock, par value $1, authorized. The Board has authority to issue the shares in one or more series and to fix the designation, preferences, powers and other rights as it deems appropriate.

Series C:     The Company has designated 60,000 shares as Series C convertible preferred stock of which 10,000 shares are outstanding. Each such share is convertible into 20.83 shares of common stock.

Series D:     In 2002, the Company designated 250,000 shares as Series D convertible preferred stock of which 173,333 shares were issued on August 6, 2002 for $650,000. Each share is convertible into 20.83 shares of common stock and has the same rights as Series C except that it is senior to all shares currently outstanding in the event of liquidation.

All Series C and Series D shares outstanding will be automatically converted, on a 20.83 to 1 basis, to common stock, following shareholder approval of an increase in common share capital to a number of common shares sufficient for conversion of all preferred shares outstanding. Until such approval, each preferred share has voting, dividend and liquidation rights equivalent to 20.83 shares of common stock.

Common Stock
The Company has 20,000,000 authorized shares of common stock, par value $.30. Common stock has one vote per share for election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

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

NOTE 11.   GOING CONCERN
As shown in the accompanying financial statements, the Company incurred net losses of $237,714, $630,996 and $4,334,578 during the three months and nine months ended September 30, 2002, and the period from February 5, 1998 (inception) to September 30, 2002, respectively. The Company's working capital at September 30, 2002 of approximately $922,000 is not sufficient to fund operations at the current level. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management of the Company is considering acquiring or merging with an operating company, commencing new operations and obtaining financing through the issuance of debt and stock.

The ability of the Company to continue as a going concern is dependent on management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12.    SEGMENT INFORMATION
The Company reports segments based upon the management approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance. For the three months and nine months ended September 30, 2002, the Company operated three segments, Distribution of RTA Equipment, Gemstone Trading and Software Development.

                             Distribution
                             of RTA           Gemstone    Software
                             Equipment        Trading     Development   Corporate     Consolidated

For the three months
ended September 30, 2002:
Revenue                      $       -        $ (75,626)  $   4,744     $      -      $   (70,882)

Operating income (loss)              -           (9,564)    (44,487)     179,256)        (233,307)

Other income (expense)               -                -       5,276       (9,683)          (4,407)

Income (loss) from
continuing operations                -           (9,564)    (39,211)    (188,939)        (237,714)


For the nine months
ended September 30, 2002:

Revenue                        374,614          347,113       5,986            -          727,713

Operating income (loss)         44,698           (9,508)   (140,341)     (444,994)       (550,145)

Other income (expense)               -                -       5,621       (27,688)        (22,067)
Income (loss) from
continuing operations           44,698           (9,508)   (134,720)     (472,682)       (572,212)

Assets                        $158,169         $126,672    $717,140*     $341,478**     $1,343,459


  *Includes assets of DDI-India, located in India, of $621,172.

**Includes assets held for sale of $88,375.


NOTE 13.  DISCONTINUED OPERATIONS
On July 2, 2001, the Board of Directors of the Company approved the discontinuation of its wireless ISP business operations. Accordingly, the Company segregated the assets, liabilities and operating expenses as of September 30, 2001.

NOTE 14.  SUBSEQUENT EVENTS
At a Special Meeting of Shareholders, held September 30, 2002, stockholders of Distinctive Devices, Inc., a New York corporation ("DDI-NY"), approved an increase in the authorized shares of common stock to 100,000,000 shares, a reverse split of the Company's outstanding common stock and a migratory merger into its wholly-owned subsidiary, Distinctive Devices, Inc., a Delaware corporation (DDI-DE).

In early November 2002, (i) the common shares of DDI-NY were reverse split on a one-for-six basis, (ii) the Company's Class C and Class D preferred shares were converted into 3,819,445 common shares of DDI-NY thereby increasing the number of such shares outstanding to 7,008,582 and (iii) DDI-NY was merged into DDI-DE on a share-for-share basis. As a result of the merger, DDI-DE, the surviving corporation, has authorized common share capital of 50,000,000 shares, par value $.001, of which 7,008,582 shares are now outstanding, and preferred share capital of 5,000,000 shares, par value $.001, of which none are now outstanding.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14.  (continued)
The financial statements, as of September 30, 2002, have been retroactively adjusted to reflect the one-for-six reverse split of the common stock but have not been so adjusted for the subsequent conversion of preferred shares to common nor the change in par value of the common stock as a result of the migratory merger.

The following pro forma condensed stockholders' equity gives effect to the above events as if they had occurred on September 30, 2002:

                             As Reported in       Pro Forma
                             Accompanying         Adjustments for        Pro Forma
                             Financial            Subsequent             Stockholders'
                             Statements           Events                 Equity
                             ----------           ---------              ---------
Preferred stock              $   183,333          $ (183,333)  (2)       $         -

Common stock                     956,741            (953,552)  (1)             7,008
                                                       3,819   (2)

Additional paid-in capital     4,026,347             953,552   (1)         5,159,413
                                                     179,514   (2)

Deficit accumulated during
the development stage         (4,334,578)                  -              (4,334,578)
                               ---------                                   ---------
Total stockholders' equity   $   831,843                                 $   831,843
                                ========                                     =======

(1)  Change in par value of common stock.
(2)  Conversion of preferred stock to common stock.




Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION

Plan of Operation
Efforts continue to market the products and services offered by our operating divisions, namely, design and development of IT solutions for client businesses in India, gemstone trading on an international basis and distribution of multi-access DSL landline equipment to legacy telephone companies (telcos) in India, Russia and elsewhere. We believe that discussions now underway with the two largest telcos in India may lead to significant equipment orders in the near future.

The foregoing activities are principally managed by our subsidiary in India, Distinctive Devices (India), PLC ("DDI-Indi"), headquartered in Mumbai (Bombay). To augment its IT service solutions, DDI-India has reseller agreements with Sun Microsystems, Citrix Systems and Baan (of Germany), among others.

Also, DDI-India recently began enrolling students in classes conducted by the University of Phoenix under an arrangement with Hughes Escort Communications whereunder Hughes delivers class materials, graphics and lectures in real time, via satellite, to classrooms located at DDI-India's offices in Mumbai. The curriculum offered can lead to undergraduate and graduate degrees in a range of subjects. Our classrooms are also utilized for employee training purposes by local offices of multi-national companies. Corporate information centers, worldwide, transmit course materials to their Mumbai employees via satellite. Local firms served by DDI- India to date include Citibank, Compaq and Xerox.

To assure sources of supply for the multi-access equipment that DDI-India markets to telcos, the Company has loaned and advanced more than $500,000 to the key producer of these products, a firm in India, to provide working capital to fulfill current and future purchase orders. Funds for this purpose became available from the Company's private placement of preferred stock in August 2002 (more below). Preliminary discussions have been held with regard to the possible acquisition of this key vendor.

Operating Results
Net sales for the nine months ended September 30, 2002 were $727,713. During the last three months of this period, diamonds previously sold were returned by a customer resulting in negative sales of $70,882. Given the time required to completely inspect large quantity gemstone shipments, such returns are not unusual in this industry. After adjustments for other income and interest expense, the net loss from continuing operations for the nine months ended September 30, 2002 amounted to $572,212 compared to $726,270 a year earlier, primarily due to a reduction in operating expenses from $778,253 in 2001 to
$592,221 in 2002.   For the three months ended September 30, 2002, the loss from continuing operations was $237,714 compared to $168,055 in the prior year, primarily due to the return of goods in 2002, mentioned above.

After accounting for losses incurred on the disposal and write-down of assets from discontinued operations, the net loss for the nine months ended September 30, 2002 amounted to $630,996, compared to $1,077,361 a year earlier. For the three months then ended, the net loss was $237,714 compared to $471,062 in 2001.

During the nine-month period in 2002, $125,256 was realized from the sale of assets from discontinued operations.

Liquidity
Working capital at September 30, 2002 approximated $922,000, as a consequence of the issuance of 173,333 shares of Class D Preferred Stock for $650,000 in August 2002. (See Notes 9 and 14 to the within financial statements). Even so, unless sales increase and profits are realized, added working capital will be needed at a future date. No assurance can be given that the future placement of new securities can be accomplished, or would not be dilutive to current shareholders.

Special Meeting of Shareholders
A Special Meeting in lieu of an Annual Meeting of Shareholders was held on September 30, 2002, at which time holders approved proposals to (i) elect management's slate of five nominees as directors, (ii) change the Company's state of incorporation from New York to Delaware, (iii) ratify the Company's 2001 Stock Option Plan, (iv) authorize the Board of Directors to reverse split the Company's outstanding Common Stock within a range of one-for-four to one-for-ten, (v) increase the number of authorized shares of Common Stock to 100,000,000 and Preferred Stock to 5,000,000, with a change in par value to $.001 per share for each class of stock and (vi) amend the Certificate of Incorporation to eliminate certain liabilities of directors of the Company.

Immediately after the shareholder meeting adjourned, directors determined that the reverse split of Common Stock would be effected on a one-for six basis.

Subsequent Events
After September 30, 2002, and in compliance with the foregoing shareholder actions, the New York corporation ("DDI-NY"), by amendment to its Certificate of Incorporation, increased its authorized common share capital. This enabled DDI-NY to automatically convert all outstanding preferred shares, namely, 10,000 shares of Class C and 173,333 shares of Class D Preferred Stock, into 22,916,666 pre-split shares of Common Stock. As a consequence, DDI-NY had 42,051,490 pre-split common shares, and no preferred shares, outstanding.

Subsequently, DDI-NY reverse split the common shares on a one-for-six basis, reducing such outstanding shares to 7,008,582. Thereafter, DDI-NY was merged into a wholly-owned Delaware subsidiary, Distinctive Devices, Inc. (DDI-DE), on a share-for-share basis.

DDI-DE's authorized capital now comprises 50,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, also $.001 par. Except for the reduction in common share capital to 50,000,000 shares, other relevant matters approved by the DDI-NY shareholders on September 30, 2002 are similarly included in DDI-DE's Certificate of Incorporation.

A Current Report on Form 8-K, with exhibits, was filed for an event of November 5, 2002, which more fully describes the foregoing Subsequent Events.

On November 12, 2002, the Common Stock of DDI-DE began trading on the Bulletin Board under a new symbol, DDVS. The DDI-NY shares (symbol DDEV) no longer trade.

Risks and Uncertainties
The Company is subject to all the risks inherent in an early stage company in the software, IT systems and telecommunication industries. These risks include, but are not limited to, a limited operating history, limited resources, dependence upon consumer and business acceptance of our products and services, the changes taking place in the electronic commerce industry and the general economic climate. The Company is also exposed to foreign currency exchange rate risk as to its assets and liabilities denominated in currencies other than the U.S. dollar, primarily the Indian rupee. The Company's operating results may be materially affected by the foregoing factors.


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

PART II    OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 2002, the Company issued 173,333 shares of Series D Convertible Preferred Stock to a director of the Company for $650,000. The transaction is exempt pursuant to Section 4 (2) of the Securities Act. No underwriter was involved with this transaction.

Item 3.  CONTROLS AND PROCEDURES

Our President, Treasurer and Chief Financial Officer has concluded, based on an evaluation made within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting In Lieu of an Annual Meeting of Shareholders (the "Meeting") of Distinctive Devices, Inc., a New York corporation ("DDI-NY"), was held on September 30, 2002.

(c) The following matters were voted upon at the Meeting, including votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each director nominee.

       (i)  A tabulation with respect to votes cast for director nominees follows:
                                                                 Authority
                                                     For         Withheld

             Sanjay Mody                          33,508,588     348,670
             Alexander Ammosov                    33,558,228     299,030
             Earl M. Anderson, Jr.                33,494,488     362,770
             Walter E. Freeman                    33,556,588     300,670
             Shrikant C. Mehta                    33,558,558     298,670

             The Company has no other directors.

      (ii) Approve a change in the state of incorporation from New York to Delaware.

             For:  28,576,625                   Against:  242,670
             Broker Non-Votes:  4,978,333       Abstain:  60,140

      (iii)  Ratify adoption of the 2001 Stock Option Plan

             For:  27,839,771                   Against:  1,019,183
             Broker Non-Votes:  4,978,333       Abstain:  19,971

       (iv) Authorize directors to effect a reverse split of common shares (within a range between one-for-four and one-for-ten).

             For:  32,486,401                    Against:  1,364,371
             Broker Non-Votes:  None             Abstain:   6,481

        (v) Approve an increase in authorized Common Stock to 100,000,000 shares and Preferred Stock to 5,000,000 shares, and to change the par value of each class to $.001.

             For:  25,974,315                    Against:  2,867,112
             Broker Non-Votes:  4,978,333        Abstain:  37,731

       (vi) Approve an amendment to the Certificate of Incorporation to eliminate certain liabilities of directors to the Company.

            For:  33,194,484                     Against:  576,768
            Broker Non-Votes:  None              Abstain:  86,106


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 2.1  (1)   Agreement and Plan of Merger, dated July 24, 2002, between DDI-NY and DDI-DE.

 3.1  (2)   Certificate of Amendment to Certificate of Incorporation for DDI-NY,
            filed July 31, 2002 with the Secretary of State of the State of New
            York.

 3.2  (2)   Certificate of Amendment to Certificate of Incorporation for DDI-NY,
            filed November 5, 2002 with the Secretary of State of the State of New York.

 3.3  (3)   Certificate of Incorporation and By Laws for DDI-DE, filed July 10,
            2001, with the Secretary of State of the State of Delaware.

 3.4  (2)   Certificate of Merger of DDI-NY into DDI-DE, filed November 5, 2002 with the Secretary of State of the State of New York.



 3.5  (2)   Certificate of Merger of DDI-NY into DDI-DE, filed November 6, 2002 with the Secretary of State of the State of Delaware.

 4.1  (3)   DDI-DE 2002 Stock Option Plan.

10.1 (3)   Stock Purchase Agreement between DDI-NY and Mr. Shrikant C. Mehta.

99.1 (2)   Press Release dated November 11, 2002.

99.2 (3)   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

99.3 (3)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

99.4 (3)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

               (1) Incorporated by reference to Exhibit A of the Definitive Proxy Statement of DDI-NY dated August 28, 2002.

              (2) Incorporated by reference to Items 5 and 7 of the Report on Form 8-K filed for an event of November 5, 2002.

               (3)  Filed herewith.


(b)  Reports on Form 8-K

No Reports on Form 8-K were filed during the three months ended September 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DISTINCTIVE DEVICES, INC.
                                                  (Registrant)

Dated:  November 18, 2002                        By:  /s/ SANJAY MODY
                                                 -------------------
                                                         Sanjay Mody
                                                   President and CEO
                                                   Treasurer and CFO