Form 10KSB
period 2002-12-31
DISTINCTIVE DEVICES INC
filed 2003-04-17
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

              / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______

                          Commission file number 0-2749
                            DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

                Delaware                                      13-1999951
                --------                                      ----------
(State of incorporation or organization)             (I.R.S. Identification No.)

             One Bridge Plaza, Suite 100, Fort Lee, New Jersey 07024
             -------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (201)363-9922

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.001 per share
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB(X).

     Issuer had operating revenues of $882,134 for the fiscal year ended December 31, 2002.

     The aggregate market value of voting stock held by non-affiliates of the issuer approximated $840,000 as of April 9, 2003, computed by reference to the average of the bid and asked prices for such stock as reported by the OTC Bulletin Board.

     7,008,582 shares of issuer's common stock, $.001 par value, were outstanding at April 9, 2003. Issuer had no other class of common equity.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                      INDEX
                                                                            Page

PART I.........................................................................1
   Item 1.   DESCRIPTION OF THE BUSINESS.......................................1
   Item 2.   DESCRIPTION OF PROPERTIES.........................................3
   Item 3.   LEGAL PROCEEDINGS.................................................3
   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............3

PART II........................................................................4
   Item 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........4
   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........4
   Item 7.   FINANCIAL STATEMENTS..............................................5
   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..........................................5

PART III.......................................................................6
    Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................6
   Item 10.  EXECUTIVE COMPENSATION............................................7
   Item 11.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT...7
   Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................8
   Item 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................9
   Item 14.  CONTROLS AND PROCEDURES..........................................11

CERTIFICATION.................................................................12

     SIGNATURES...............................................................13

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS
         ---------------------------

     Distinctive Devices, Inc. is a Delaware corporation whose predecessor was organized in 1961 (herein referred to as "we", "our", "issuer", "DDI" or "the Company"). In November 2002, Distinctive Devices, Inc., a New York corporation ("DDI-NY"), which had formed the Company as a wholly-owned subsidiary, merged itself into the Company for the purpose of changing the state of incorporation to the State of Delaware from the State of New York. Immediately prior to the merger, all of the outstanding shares of DDI-NY Preferred Stock were converted into shares of DDI-NY Common Stock, and DDI-NY effected a one-for-six reverse split of the DDI-NY Common Stock, thereby reducing the number of outstanding shares to 7,008,582 shares. The merger was then concluded on a share-for-share basis. All references herein to shares of Common Stock shall be to DDI-DE
Common Stock, unless indicated otherwise. All references herein to DDI-NY Common Stock shall be on a post reverse split basis.

     Sanjay Mody, a shareholder and director since early 2000, became President of the Company in May 2001. Shortly thereafter, in July, DDI abandoned its earlier plan to provide wireless Internet connectivity services in the New York City area and commenced new activities in software development, distribution of wireline telephone equipment and gemstone trading over the following months.

     To implement activity in the software segment, in September 2001, Distinctive Devices (India), PLC ("DDI-India") was organized as a subsidiary, based in Mumbai (Bombay), India, in an attempt to take advantage of the high skill levels and relatively low cost of software professionals in that country, and to draw upon Mr. Mody's contacts and relationships in his native India. A staff of engineers and marketers was recruited, which, with supporting personnel, now numbers 14 persons.

     DDI-India offers software design, development and consulting services, IT solutions and the creation and maintenance of websites to clients, primarily in India. It acts as a stocking reseller of hardware and software products from major software and hardware vendors. Formed at a time when the software industry was in the early stages of an unprecedented slump, activity at DDI-India has picked up of late and revenues currently approximate $50,000 monthly.

     Also in the software segment, in October 2001, DDI acquired all outstanding shares of Webpulse Consulting, Inc. of Fort Lee, New Jersey ("Webpulse"). Webpulse now serves as a marketing arm for DDI-India. Mr. Mody was and remains the President of Webpulse. His spouse had been Webpulse's controlling shareholder. Webpulse was acquired in exchange for 295,000 shares of DDI-NY Common Stock. It shares office space with DDI in Fort Lee.

     In a secondary, but promising, activity, in 2002, DDI-India became the exclusive franchisee of Hughes Escort Communications for the northern portion of Mumbai, India. The franchise provides for the satellite delivery of educational materials, on a real time basis, to DDI-India's Mumbai facility, from sources such as the University of Phoenix and other institutions of learning. Courses offered can lead to undergraduate and professional degrees in a range of subjects. Classrooms are maintained at DDI-India's premises.

     In September 2001, the Company became involved in another business segment when it entered into a distribution agreement with Real Time Access, Inc. ("RTA"), located in California. RTA and its Indian affiliate, Real Time Systems, Ltd. of New Delhi ("RTS"), designed, developed and manufactured telephone wireline equipment that enable multiple connections, or conversations, as well as DSL services, to be carried over traditional copper pairs for distances up to five miles. The agreement granted exclusive marketing rights to DDI for four countries in eastern Europe, including Russia. At the time of the agreement, Mr. Mody and Mr. Mehta, a second DDI director, were directors of RTA.

     The worldwide downturn in the telecommunications industry, which began in the fall of 2001, severly impacted RTA. RTA filed for bankruptcy protection in April 2002 under the federal bankruptcy laws, and later ceased operations. RTS was impacted as well, although not as severely. It remained viable, but faced several maturing obligations which required resolution.

     To protect RTS against prospective loan defaults and to assure an ongoing production source for wireline equipment supplied by RTS to DDI, we determined to support its operations. During the latter part of 2002, the Company loaned and advanced approximately $600,000 to RTS which enabled it to redeem more than 70% of its outstanding debt. These efforts culminated in our acquisition of 99.99% of RTS's equity in December 2002, for nominal consideration.

     RTS's facility houses R & D, engineering and production operations. It employs 72 persons, including twelve software and hardware engineers. Sales since acquisition have averaged about $150,000 monthly. One customer accounts for about 35% of the sales of RTS and two other customers account for about 10% each. DDI-India assists in marketing RTS products in the Bombay area and western India.

     RTS is also preparing to produce set-top boxes for cable TV operators. The boxes ("STB") will conform to new technical standards specified by India's Ministry of Communications to become effective in July 2003. Arrangements have been made to utilize technology to be furnished to RTS by the leading STB manufacturer in Germany, under a royalty agreement. So far as we know, RTS is the only local Indian company preparing to enter this field, although others may well follow.

     Given the continuing decline in telecommunication industry activity in the U.S. and Europe, the Company intends to emphasize its marketing efforts on behalf of RTS and DDI-India to buyers in India and Russia, where telephone and cable operators continue to expand and update their systems.

     In another activity, the Company's subsidiary, Webpulse, opened a website in 2001 to enable buyers and sellers of diamonds and other precious stones to conduct trading in these goods. The effort was not successful and was discontinued in 2002. Meanwhile, in January 2002, we formed International Gemsource, Inc. ("Gemsource") as a subsidiary for the purpose of trading in gemstones for the Company's account. Gemsource is in discussions which could lead to its appointment as a sales agent for a new diamond polishing venture being organized in Russia.

     Raw materials and components for RTS products are available from a number of sources in India, China and the U.S.

     In addition to the 86 employees of its subsidiaries in New Delhi and Mumbai, referred to above, DDI has three U.S. employees and a part-time, salaried, representative in Moscow, Russia. We consider relations with our employees to be good.

     The Company faces intense competition in each of its principal business activities. In virtually all instances, competitors have far greater resources and longer operating histories than the Company.

     The revenues of DDI-India and RTS are realized in Indian Rupees. While Rupees are freely convertible into U.S. dollars, certain restrictions apply to the repatriation of earnings and loan repayments from these Indian subsidiaries to the parent company in the U.S. In most instances, a delay of one year is involved in effecting such transfers, dating from the time of the loan or advance or payment of Indian income tax on the subject earnings.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

     The Company leases 2,300 sq. ft. of space in an office complex in Fort Lee, New Jersey at a rate of $5,175 per month. The lease expires in 2005. The offices of DDI, Webpulse and Gemsource are situated at this location.

     DDI-India leases 5,000 sq. ft. of space on two floors of a building located in a commercial section of Mumbai, India. Rental is $1,563 monthly. The firm's administrative, sales and engineering activities are conducted there, together with classrooms for students enrolled in satellite-delivered educational programs. The lease expires on March 31, 2006.

     RTS leases a four-story, free standing building in an industrial section of New Delhi, India, comprising approximately 17,000 sq. ft. at a rental of $4,169 per month. The firm's administrative, marketing, R & D, engineering, production and warehouse facilities are housed at this location. The lease expires on May 31, 2003 and is renewable year to year thereafter.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     We are involved in litigation which we consider routine and incidental to our business. Management does not expect the results of these actions to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         -------------------------------------------------------

     The Company's Common Stock, $.001 par value, has been traded over-the-counter under the symbol DDVS since the November 12, 2002 corporate migration. Prior thereto, the Common Stock, $.05 par value, of DDI-NY was traded under the symbol DDEV. Quotations are reported in the OTC Bulletin Board and the Pink Sheets OTC Market Report. The Company has no other common equity outstanding.

     Information provided by the OTC Bulletin Board reports the range of high and low bid quotations for each quarterly period during the two most recent fiscal years, as set forth below. Quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. Prices have been adjusted for the one-for six reverse split which became effective on November 12, 2002.

                                                   BID PRICES
                                                   ----------
                                         2002                       2001
                                         ----                       ----
                                  HIGH         LOW           HIGH         LOW
                                  ----         ---           ----         ---
 Fiscal quarter ended:
    March 31                      $0.51        $0.18         $2.34        $0.78
    June 30                        0.21         0.09          1.68         0.60
    September 30                   0.18         0.05          1.14         0.36
    December 31                    0.14         0.04          0.54         0.30

     At April 9, 2003, approximately 1,700 holders of record held our common stock. We estimate that an additional 300 to 400 persons hold our stock in street name.

     We have never paid a dividend on our common stock and have no plan to do so in the foreseeable future. DDI-NY never paid a dividend on its common stock.

     Recent Sales of Unregistered Securities:

     On November 12, 2002, the Company issued 7,008,582 shares of its Common Stock to the former stockholders of DDI-NY in exchange for their DDI-NY Common Stock upon the migratory merger. The foregoing securities exchange was made pursuant to the exemption provided by Rule 145 under the Securities Act of 1933.

     On December 10, 2002, in connection with the issuance of an Unsecured Demand Promissory Note in the principal amount of $415,000, we issued to the lender Purchase Warrants for the purchase of an aggregate of 2,766,666 shares of Common Stock issuable at $0.15 per share (see Item 12 herein). The issuance of the Warrants was claimed exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

     As disclosed in the financial statements, the Company sustained losses amounting to $1,024,688 and $1,333,902 in the years ended December 31, 2002 and 2001, respectively. A comparison of financial results for 2002 to those for 2001 would not be meaningful because of the significant changes in the Company's business operations during 2002, as described in item 1 herein.

     The Company had a working capital defecit at the end of 2002 of $16,436. The Company's ability to remain in business is dependent upon management's continuing success in the private placement of debt and equity securities of

DDI, until such time as consolidated operations become profitable. The Company will seek to raise debt or equity funds. However, based upon the difficulties of small public entities to raise capital from conventional sources, the most likely source of capital would be from persons associated with the Company. There is no assurance that any additional capital would be raised, and, if so, the terms thereof may be highly dilutive to existing stockholders.

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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

                                                                            PAGE
                                                                            ----

Independent Auditors' Reports                                                F-1

Consolidated Balance Sheets                                                  F-4

Consolidated Statements of Operations                                        F-5

Consolidated Statements of Changes in Stockholders' Equity                   F-6

Consolidated Statements of Cash Flows                                        F-7

Notes to the Consolidated Financial Statements                       F-8-to F-18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------------------

     On April 16, 2002, the Company decided to change its independent auditors back to Goldstein Lewin & Co.("Goldstein") from Rosen Seymour Shapps Martin & Company LLP ("Rosen Seymour"). Rosen Seymour has served as the Company's independent accountants for the fiscal year ended December 31, 2001, having replaced Goldstein which had served as the independent accountants for the fiscal year ended December 31, 2000.

     Audit reports issued by our independent accountants for either of the past two fiscal years ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, other than as to the uncertainty about the Company's ability to continue as a going concern, nor were such reports modified in any way, nor were there any disagreements with the firms on any matter of accounting principles or practices, financial disclosure or audit scope or procedures.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Distinctive Devices, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Distinctive Devices Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit a portion of the consolidated financial statements of Distinctive Devices (India) Private Limited, a majority-owned subsidiary, which statements reflect total assets, not audited by us, constituting 42% of the related consolidated total in 2002 and total revenues constituting 30% of the related consolidated totals in 2002. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Distinctive Devices (India) Private Limited, not audited by us, is based solely on the report of the other auditors. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report, dated March 27, 2002, expressed an unqualified opinion and included an explanatory paragraph that disclosed uncertainty about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses since inception and its working capital is not sufficient to fund its current level of operations for the next year. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       GOLDSTEIN LEWIN & CO.


Boca Raton, Florida
April 12, 2003

              REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

The consolidated financial statements of Distinctive Devices, Inc. and subsidiaries ("DDI") for the year ended December 31, 2001 was examined by Rosen Seymour Shapss Martin & Company LLP, independent public accountants, whose report thereon dated March 27, 2002 was included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Such report expressed an unqualified opinion and included an explanatory paragraph that disclosed an uncertainty about the Company's ability to continue as a going concern.

On April 16, 2002, Distinctive Devices, Inc. and subsidiaries filed Form 8-K to disclose a change in its certified public accountant, due to higher fees than anticipated as set forth in the engagement letter. The Company and Rosen Seymour Shapss Martin & Company LLP are still disputing fees.

Because of the foregoing dispute Rosen Seymour Shapss Martin & Company LLP has informed the Company that it is unable to reissue its report for the year ended December 31, 2001. As a result, Rosen Seymour Shapss Martin & Company LLP report for 2001 is not included in this annual report on Form 10KSB.

Even if Rosen Seymour Shapss Martin & Company LLP were to reissue its report for the year 2001, there can be no assurance that such report would be identical to the report dated March 27, 2002, or that such reissued report would not include additional qualifications. However, DDI is not aware of any subsequent events, transactions or other matters that would affect Rosen Seymour Shapss Martin & Company LLP's report.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
of the Distinctive Devices (India) Private Limited

We have audited the accompanying Consolidated Balance Sheet of Distinctive Devices (India) Private Limited, an Indian company as of 31st Dec 2002 and the related statement of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with "US generally accepted auditing standards". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices (India) Private Limited as at 31st December 2002, and the results of its operations and its cash flows for the year then ended in conformity with "U.S. generally accepted accounting principles".

For M.B. Nayak & Co.
Chartered Accountants


Mayur Nayak
Proprietor
M.N. 40688

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                 2002             2001
                                                                            ------------     ------------
                             ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                                $    331,036     $    689,958
   Accounts Receivable, Net                                                      242,397           19,800
   Inventories                                                                   713,252                -
   Prepaid Expenses and Advances                                                  46,787              530
   Asset of Discontinued Operations and Assets Held for Sale                       6,500          272,415
                                                                            ------------     ------------
             Total Current Assets                                              1,339,972          982,703

PROPERTY AND EQUIPMENT, Net                                                      896,843          271,728
GOODWILL                                                                               -           11,221
OTHER ASSETS                                                                      91,860           42,324
                                                                            ------------     ------------
             Total Assets                                                   $  2,328,675     $  1,307,976
                                                                            ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                 $    318,693     $     42,521
   Accrued Professional Fees                                                     138,154           50,500
   Term Loan Due Banks                                                           278,899                -
   Other Loans Payable                                                           620,662                -
                                                                            ------------     ------------
             Total Current Liabilities                                         1,356,408           93,021

CONVERTIBLE SUBORDINATED DEBENTURES                                              400,000          400,000
                                                                            ------------     ------------
             Total Liabilities                                                 1,756,408          493,021
                                                                            ------------     ------------
MINORITY INTEREST                                                                  2,116            2,116
                                                                            ------------     ------------
COMMITMENTS AND CONTINGENCIES
                                                                                       -                -
STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 Par, 1,000,000 Shares Authorized 2001 Only; 60,000
      Shares Designated Series C Convertible, 10,000 Outstanding                       -           10,000

   Preferred Stock, $.001 Par, 5,000,000 Shares Authorized 2002 Only;
      None Outstanding                                                                 -                -

   Common Stock, $.30 Par, 100,000,000 Shares Authorized 2001 Only;
      3,189,137 Shares Issued and Outstanding                                          -          956,741

   Common Stock, $.001 Par, 50,000,000 Shares Authorized 2002 Only;
      7,008,582 Shares Issued and Outstanding                                      7,008                -

   Additional Paid-In Capital                                                  5,291,413
                                                                                                3,549,680
   Accumulated Deficit                                                        (4,728,270)      (3,703,582)
                                                                            ------------     ------------
                 Total Stockholders' Equity                                      570,151          812,839
                                                                            ------------     ------------
                                                                            $  2,328,675     $  1,307,976
                                                                            ============     ============


                  The Accompanying Notes are an Integral Part
                   of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                            2002             2001
                                                                      ------------     ------------
Revenue:

   Operating                                                           $    882,134     $          -

   Other                                                                          -           35,888
                                                                       ------------     ------------
             Total Revenue                                                  882,134           35,888

Cost of Goods Sold                                                          687,314                -
                                                                       ------------     ------------
             Gross Profit                                                   194,820           35,888

Operating Expenses                                                        1,067,737        1,037,697
                                                                       ------------     ------------
             Operating Loss                                                (872,917)      (1,001,809)
                                                                       ------------     ------------
Other Income (Expense):

   Interest and Other Income                                                 47,889           21,379

   Interest Expense                                                         (59,001)               -
                                                                       ------------     ------------
             Total Other Income (Expense)                                   (11,112)          21,379
                                                                       ------------     ------------
                                                                           (884,029)        (980,430)
Minority Interest                                                                 -                -
                                                                       ------------     ------------
Loss from Continuing Operations                                            (884,029)        (980,430)

Discontinued Operations:

   Loss on Sale and Write-Down of Assets From
     Discontinued Operations, Net of Tax Benefit of
     $0 After Valuation Allowance                                          (140,659)        (353,472)
                                                                       ------------     ------------
             Net Loss                                                  $ (1,024,688)    $ (1,333,902)
                                                                       ============     ============
Weighted Average Shares of Common Stock Outstanding (1)                   3,775,134        2,929,229
                                                                       ============     ============
Loss Per Share - Basic and Diluted:

   Loss from Continuing Operations                                     $      (0.23)    $      (0.34)

   Loss from Discontinued Operations                                          (0.04)           (0.12)
                                                                       ------------     ------------
             Net Loss Per Share - Basic and Diluted                    $      (0.27)    $      (0.46)
                                                                       ============     ============

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's warrants and convertible subordinated debentures because of their anti-dilutive effect.


                  The Accompanying Notes are an Integral Part
                   of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                           ADDITIONAL   SHARES                     TOTAL
                                PREFERRED STOCK         COMMON STOCK        PAID-IN     TO BE    ACCUMULATED   STOCKHOLDERS'
                               SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     ISSUED     DEFICIT        EQUITY
                              ---------  ---------  ---------  ---------  -----------  --------  ------------  ------------
Balance at December 31, 2000         -  $       -   2,860,567  $ 858,170  $ 3,396,717  $ 73,034  $(2,369,680)  $ 1,958,241

Issuance of Shares for
  Acquisition of Minority
  Interest                           -          -      30,410      9,123       (9,123)        -            -             -

Issuance of Shares for
  Finder's Fee                       -          -       3,160        948       72,086   (73,034)           -             -

Issuance of Shares for
  Acquisition of
  Shares of Subsidiary               -          -     295,000     88,500            -         -            -        88,500

Exchange of Common for
  Series C Preferred
  Shares                        10,000     10,000    (208,333)   (62,500)      52,500         -            -             -

Issuance of Shares for Cash          -          -     208,333     62,500       37,500         -            -       100,000

     Net Loss - 2001                 -          -           -          -            -         -   (1,333,902)   (1,333,902)
                              ---------  ---------  ---------  ---------  -----------  --------  ------------  ------------
Balance at December 31, 2001    10,000     10,000   3,189,137    956,741    3,549,680         -   (3,703,582)      812,839

Issuance of Series D
  Preferred Shares             173,333    173,333           -          -      476,667         -            -       650,000

Change in Par Value
  Common to $.001                    -          -           -   (953,552)     953,552         -            -             -

Conversion of Preferred
  Shares to Common            (183,333)  (183,333)  3,819,445      3,819      179,514         -            -             -

Issuance of Common Stock
  Warrants                           -          -           -          -      132,000         -            -       132,000

     Net Loss - 2002                 -          -           -          -            -         -   (1,024,688)   (1,024,688)
                              ---------  ---------  ---------  ---------  -----------  --------  ------------  ------------
Balance at December 31, 2002         -  $       -   7,008,582  $   7,008  $ 5,291,413  $      -  $(4,728,270)  $   570,151
                              =========  =========  =========  =========  ===========  ========  ============  ============


                  The Accompanying Notes are an Integral Part
                   of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                            2002             2001
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                                            $ (1,024,688)    $ (1,333,902)

   Loss from Discontinued Operations                                        140,659          353,472
                                                                       ------------     ------------
   Net Loss from Continuing Operations                                     (884,029)        (980,430)

   Adjustments to Reconcile Net Loss to Net Cash
    Used in Continuing Operations:

      Depreciation                                                          207,598          128,705

      Impairment of Goodwill                                                 11,221                -

      Change in Operating Assets and Liabilities:

         Accounts Receivable                                               (222,597)         (19,800)

         Loan and Other Receivables                                               -            7,190

         Inventories                                                       (713,252)          43,682

         Prepaid Expenses                                                   (46,257)           4,220

         Other Assets                                                       (49,536)          59,040

         Accounts Payable and Accrued Liabilities                           276,172           (8,369)

         Accrued Professional Fees                                           87,654           43,503
                                                                       ------------     ------------
              Net Cash Used in Continuing Operations                     (1,333,026)        (722,259)
                                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of Property and Equipment                                   (832,713)        (103,048)

   Payments Received on Notes Receivable                                          -           15,000

   Cash Received on Acquisition of Webpulse                                       -           13,117
                                                                       ------------     ------------
              Net Cash Used in Investing Activities                        (832,713)         (74,931)
                                                                       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from Term Loan Borrowings                                   278,899                -

   Net proceeds from Other Loan Borrowings                                  752,662                -

   Issuance of Convertible Subordinated Debentures                                -          400,000

   Minority Interest                                                              -            2,116

   Issuance of Common Stock                                                 650,000          100,000
                                                                       ------------     ------------
        Net Cash Provided By Financing Activities                         1,681,561          502,116
                                                                       ------------     ------------
        Decrease in Cash and Cash Equivalents From Continuing
           Operations                                                      (484,178)        (295,074)

Net Cash Provided By Discontinued Operations                                125,256                -

Cash and Cash Equivalents:

   Beginning of Period                                                      689,958          985,032
                                                                       ------------     ------------
   End of Period                                                       $    331,036     $    689,958
                                                                       ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

      Impairment of Assets Held for Sale                               $    140,659     $          -
                                                                       ============     ============
      Issuance of Common Stock Warrants                                $    132,000     $          -
                                                                       ============     ============
      Issuance of Common Stock for Services                            $          -     $     73,034
                                                                       ============     ============
      Common Stock Issued in Connection with Acquisition of
         Minority Interest                                             $          -     $      9,123
                                                                       ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Interest Paid                                                    $     20,000     $        167
                                                                       ============     ============


                  The Accompanying Notes are an Integral Part
                   of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
--------------------

Prior to July 2001, Distinctive Devices, Inc.'s ("DDI") principal business activity was the development of a wireless Internet and telecommunication service, which activity was discontinued that month.

The Company is now engaged in three principal activities:

     i) design, development and production of software products including web-related services, conducted by a subsidiary, Distinctive Devices (India) PLC, based in Mumbai (Bombay), India ("DDI-India").

          DDI-India products and services are marketed in the United States by a second subsidiary, Webpulse Consulting, Inc., based in New Jersey ("Webpulse"). Webpulse was acquired in October 2001 in exchange for 295,000 shares of DDI common stock from, among others, the controlling shareholder of Webpulse who is the wife of the president of DDI;

     ii) manufacture and distribution of multiple-access and digital subscriber line (DSL) wireline equipment marketed to telephone companies in India and Russia, conducted by a subsidiary of DDI-India, Real Time Systems Ltd., based in New Delhi, India ("RTS"). RTS was acquired by DDI-India on December 6, 2002, for nominal consideration, following a series of loans and advances to RTS, from DDI, during 2002. RTS manufactures platforms which enable local telephone companies to provide multi-line and DSL services to customers over existing copper wire infrastructure; and,

     iii) trading in rough and polished gemstones, an activity conducted by a subsidiary, International Gemsource, Inc., based in New Jersey ("Gemsource"), organized by DDI in January 2002.

At December 31, 2002, the telephone equipment manufacturing activities are the most significant business segment.

In prior years, the consolidated financial statement presentation reported the activities of DDI and subsidiaries as a development stage company. During 2002, DDI and subsidiaries generated significant revenue and, therefore is no longer considered to be a development stage company.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of Distinctive Devices, Inc. and its subsidiaries, DDI-India, Webpulse, Gemsource and RTS (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

RISKS AND UNCERTAINTIES
-----------------------

The Company is subject to all the risks inherent in an early stage company in the software, systems and telecommunications industries. Risks include, but are not limited to, a limited operating history, limited resources, dependence upon business acceptance of its products and services, changes taking place in the electronic commerce and telecommunication industries and the general economic climate. The Company's operating results may be materially affected by the foregoing factors. Also, a significant portion of the Company's operations are conducted in India and the potential exists to experience severe negative financial impact from political, social and economic (including exchange rate fluctuations) events occurring in that country. This concentration of operations involves additional risk of uncertainty.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

LOSS PER SHARE INFORMATION
--------------------------

Basic net (loss) per common share is computed as net (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net (loss) per common share is computed as net (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. There are no reconciling items in calculating the numerator and denominator for basic and diluted net (loss) per share for any periods presented as any potential common shares are excluded from the diluted net (loss) per share calculation as these shares would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION
----------------------------

The balance sheet accounts of DDI-India and RTS, whose functional currency is the Indian Rupee, are translated at exchange rates in effect at the end of the period and statement of operations accounts are translated at the average exchange rate for the period. Translation adjustments are required to be included as a separate component of stockholders' equity; however, at December 31, 2002 and 2001, translation adjustments were insignificant.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents include deposit accounts, money market funds and all highly liquid debt instruments with maturities of three months or less when acquired.

INVENTORIES
-----------

At the end of 2002, inventories, using the first-in first-out method, consisted primarily of raw materials, work-in-progress and finished goods related to the manufacture of telephone equipment by RTS. At the end of 2001, inventories consisted primarily of radio equipment and accessories which were written down to net realizable value, reclassified into assets held for sale and subsequently liquidated during 2002.

Gemsource's gemstone inventory, at December 31, 2002, consists of polished diamonds being held by two customers on consignment. After a customary period allowed for examination of these goods, the stones will be returned or paid for, as the case may be, in accordance with common practice in the diamond industry.

ASSETS HELD FOR SALE
--------------------

Assets of discontinued operations held for sale amounting to $272,415 at December 31, 2001 were written off or liquidated during 2002, including property, equipment and inventory. As of December 31, 2002, approximately $6,500 remains as held for sale, primarily consisting of inventory.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF GOODWILL
----------------------

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level, which is at the consolidated financial statement level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. During 2002, management determined that goodwill in the amount of $11,221 was impaired and, as a result, was written-off.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

The costs of materials and equipment acquired for research and development activities that have an alternative future use are capitalized and depreciated over 3 to 10 years. All other research and development costs are expensed as incurred.

REVENUE RECOGNITION
-------------------

Sales are recognized when goods are shipped in response to a customer's order, pricing is final or determinable, and collection is reasonably assured. The Company generally gives its gemstone customers the right to return merchandise purchased and records an accrual at the time of sale for the effect of the estimated returns.

INCOME TAXES
------------

The Company accounts for its income taxes using SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

ADVERTISING COSTS
-----------------

Advertising costs are expensed as incurred. Advertising costs incurred for the years ended December 31, 2002 and 2001 were not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash, accounts receivable and loans. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for bad debts is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the receivables. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

As of December 31, 2002 and 2001, management has determined that the accounts receivable are fully collectible. Therefore, no allowance for doubtful accounts has been recorded.

RECLASSIFICATION
----------------

The 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2:   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable.

CASH
----

The Company has cash deposits in various foreign financial institutions in India. Cash deposited in these institutions is subject to various regulatory standards. As of December 31, 2002, the Company had approximately $309,000 in these accounts.

ACCOUNTS RECEIVABLE
-------------------

The Company grants credit to customers, substantially all of whom are businesses located in the United States and India. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.

NOTE 3:   INVENTORIES

Inventories were comprised of the following as of December 31, 2002:

          Raw materials                $    279,718
          Work-in-process                   120,514
          Goods in transit                  210,736
          Gemstones                         101,450
          Other                                 834
                                       ------------

                                       $    713,252
                                       ============

Included in inventories is approximately $54,000 which is consigned to a related party as of December 31, 2002.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4:   PROPERTY AND EQUIPMENT

                                                                   DECEMBER 31,
                                             ESTIMATED       ----------------------
                                         USEFUL LIFE-YEARS       2002        2001
                                         -----------------   ----------   ---------
Computers and software                          5            $  367,628   $ 269,626
Furniture and office equipment                 10               212,525      93,179
Technical and production equipment              7                85,764          --
Vehicles                                        5                47,708          --
Research and development                      3-10              790,250          --
                                                             ----------   ---------
                                                              1,503,875     362,805
Less accumulated depreciation                                  (607,032)    (91,077)
                                                             ----------   ---------
                                                             $  896,843   $ 271,728
                                                             ==========   =========


NOTE 5:   CONVERTIBLE SUBORDINATED DEBENTURES

The Company issued $400,000 of 10% Convertible Subordinated Debentures dated December 27, 2001 (the "Debentures") that mature in five (5) years (Note 10). Interest only payments are due semi-annually and principal is due at maturity. The Debentures are convertible into common stock at the holder's option at conversion prices ranging from $1.50 per share in the first year to $4.50 per share in the fifth year. The Company has the right to redeem the Debentures, in whole or in part, at percentages of principal ranging from 105.00% in the second year to 101.25% in the fifth year. The Debentures are subordinated to all existing or future obligations for money borrowed from financial institutions (Note 10).

NOTE 6:   SECURED CREDIT FACILITY

RTS has a revolving credit facility with a local bank ("facility") which enables it to borrow up to $330,000 (in local currency equivalent) for working capital purposes. In addition, the facility provides for issuance by the bank of Letters of Credit and Performance Bonds, on RTS's behalf, up to maximum amounts of $520,000 and $145,000, respectively. As of December 31, 2002, the bank was owed $272,881 in working capital loans plus a remaining balance of $6,018 on a term loan of $68,500 made in 2000 and there were no Letter of Credit or Performance Bond balances outstanding. Cash borrowings available at year-end 2002, under the facility, approximated $57,000.

Borrowings and commitments under the facility bear interest at various rates, depending upon the type of credit or loan and the bank's lending rates at the time the funds are advanced or the commitment is issued. Provisions of the facility do not include mandatory repayment terms. However, the bank may, at any time, declare any outstanding balances due and payable.

Working capital loans are secured by RTS's accounts receivable and inventories while term loans are collateralized by the pledge of RTS's property and equipment. Loans are further guaranteed personally by two local officers of RTS.

NOTE 7:   OTHER LOANS PAYABLE

UNSECURED DEMAND PROMISSORY NOTE
--------------------------------

On December 10, 2002, DDI issued a promissory note in the amount of $415,000 to Combine International, Inc. ("Combine"). A director and the controlling shareholder of DDI, is a principal of Combine. Per agreement, the funds were advanced to DDI in two equal installments during December 2002 and January 2003. The loan is unsecured and is payable, in whole or in part, upon demand with 30 days notice. No other maturity date is specified. The note bears interest at the rate of 12% per annum, payable annually.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7:  OTHER LOANS PAYABLE (CONTINUED)

UNSECURED DEMAND PROMISSORY NOTE (CONTINUED)
--------------------------------------------

As an inducement to make these advances, DDI issued to Combine warrants to purchase 2,766,666 of the Company's common stock at a purchase price of $0.15 per share. The warrants may be exercised, in whole or in part, at any time between June 10, 2003 and expiration on December 9, 2007. The warrants have been recorded based on a fair value allocation of the note proceeds, effectively discounting the note balance by $132,000 to be amortized straight line over the life of the note. The allocated value of the warrants has been recorded as additional paid-in-capital.

UNSECURED LOANS FROM OTHERS
---------------------------

RTS entered into a revised loan agreement with an individual lender in India on June 5, 2002. The loan amount was $625,000 with interest at 12% per annum. Principal of $312,500, plus interest, was paid in 2002. Remaining payments of $156,250 each, plus interest, were payable November 30, 2002 and February 28, 2003. The November 30, 2002 payment was not made as scheduled and the remaining balance due on the note was $312,500 at December 31, 2002. The November 2002 payment was paid in full in January 2003. A partial payment of $52,083 was made against the payment of $156,250 scheduled for February 28, 2003 and the unpaid balance of $104,167 was re-scheduled for payment on May 31, 2003, by verbal agreement between the parties.

A loan agreement was entered into with another individual lender in India on May 16, 2002. The loan amount of $62,500, with interest at 9% per annum, was to be repaid 90 days later. By verbal agreement between the parties, the due date has now been extended to August 16, 2003.

In addition, as of December 31, 2002, the Company had other loans outstanding aggregating in the amount of $3,391.

OTHER ADVANCES
--------------

During 2002, an individual advanced $166,771 to DDI-India. The financial statements of DDI-India report that preferred shares with a value of $166,771 are to be issued to this individual. DDI-India intends to issue the shares in 2003. The advance has been handled in this manner since regulations of the Reserve Bank of India require clearance by the Bank for any loans to be made by an unaffiliated individual to a foreign-controlled Indian company.

NOTE 8:   MINORITY INTERESTS

A former subsidiary, EagleView Industries, Inc. ceased operations in 2001 and was liquidated as of December 31, 2001. As a result of the subsidiary's stockholders' deficit, a minority equity interest of 0.3% was reduced to zero upon liquidation.

The Company directly holds a 96.6% equity interest in DDI-India and a 99.99% indirect interest (through DDI-India) in RTS, with minority interests of 3.4% and .01%, respectively.

NOTE 9:   BUSINESS ACQUISITIONS

REAL TIME SYSTEMS LTD. ("RTS")
------------------------------

RTS was acquired on December 6, 2002. Prior thereto, for more than a year, the Company had acted as a distributor in Eastern Europe for RTS products. During the latter half of 2002, the Company invested approximately $600,000 in RTS and completed the acquisition for nominal cash consideration. RTS has been in business, in India, for more than 20 years. The acquisition was accounted for as a purchase and accordingly operations of this subsidiary have been included in the consolidated financial statements from the date of acquisition.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9:  BUSINESS ACQUISITIONS (CONTINUED)


WEBPULSE CONSULTING, INC. ("WEBPULSE")
--------------------------------------

In October 2001, the Company issued 295,000 of its common shares in exchange for all outstanding stock of Webpulse. Mrs. Mody, wife of the Company's president and treasurer, received 183,333 shares of DDI in the exchange and her uncle, Mr. Mehta, a director of the Company, received 25,000 shares. Operation of this subsidiary has been reflected in the consolidated financial statements from the date of acquisition.

The acquisition was accounted for as a purchase with the aggregate purchase price allocated to the underlying assets and liabilities based upon their respective fair values at the date of acquisition. The excess of cost over fair value of the net assets acquired (goodwill) was determined to be $11,221. The goodwill was determined to be impaired in 2002 and was written off.

NOTE 10:  SALES OF UNREGISTERED SECURITIES

In December 2001, the Company sold 208,333 shares of its common stock at $0.48 per share and $400,000 of 10% Convertible Subordinated Debentures, at face value, to Alexander Ammosov of Linkcapital Business Consulting, Ltd., Moscow, Russia ("Linkcapital") (Note 5). Mr. Ammosov became a director of the Company in March 2002. Linkcapital has an interest in the marketing of RTS products in Russia.

In July 2002, Shrikant Mehta, a director of DDI, paid $650,000 for shares of a newly-designated series of the Company's convertible preferred stock. In November 2002, the purchased shares were converted into 3,361,111 shares of DDI Common Stock.

In December 2002, a company controlled by Mr. Mehta agreed to loan the Company $415,000 against issuance of DDI's 12% Unsecured Demand Promissory Note. The funds were advanced in two equal installments, in December 2002 and January 2003. As an inducement to make the loan, warrants were issued to the lender to purchase 2,766,666 shares of DDI Common Stock at $0.15 per shares. The warrants are exercisable between June 10, 2003 and December 9, 2007. Issuance of the warrants was claimed as exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 12, 2002, the Company issued 7,008,582 shares of its Common Stock to the former shareholders of DDI-NY, a New York corporation, in exchange for their DDI-NY Common Stock. The exchange was made pursuant to the exemption provided by Rule 145 under the Securities Act of 1933.

NOTE 11:  CAPITAL STOCK

The Company has 5,000,000 authorized shares of preferred stock, par value $.001. The Board of Directors has the authority to issue the shares in one or more series and to fix the assignation preferences, powers and other rights as it deems appropriate. No preferred shares are outstanding at December 31, 2002.

The Company has 50,000,000 authorized shares of common stock, par value $.001. The common stock has one vote per share for the election of directors and all other matters submitted to a vote of the shareholders. At December 31, 2002, there were 7,008,582 shares of common stock outstanding.

Effective November 12, 2002, and pursuant to actions taken at a Special Meeting of Stockholders held September 30, 2002, DDI-NY, a New York corporation, merged into the Company, a Delaware corporation. Immediately prior to the merger, DDI-NY increased its authorized common share capital, exchanged common stock for all outstanding shares of preferred stock and reverse-split its common stock on a one-for-six share basis. Consequently, at the time of the merger, DDI-NY had 7,008,582 common, and no preferred shares outstanding. The merger then took place on a share-for-share basis with the Company. All amounts from prior periods have been retroactively restated to give effect to this reverse split.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12:  STOCK OPTION PLAN

In 2001, the Board of Directors approved the establishment of the 2001 Stock Option Plan (the "Plan"), to provide incentives to attract future employees and retain existing key employees with the Company. The Plan allows the Company to grant options for up to 2,000,000 shares of common stock to employees, officers and directors. The option price is the market price at the date of grant. The Plan was approved by shareholders on September 30, 2002. To date, no stock options have been issued under the Plan.

The Company has elected to use the intrinsic valuation method prescribed under APB Opinion 25, Accounting for Stock Issued to Employees, to account for stock-based compensation. Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of the award less the amount required to be paid. The difference, if any, is charged to expense over the periods of required service.

NOTE 13:  LEGAL PROCEEDINGS

The Company is involved in legal proceedings relating to claims against the Company which are encountered in the normal course of business. While it is not feasible to predict or determine the outcome of any of these cases. It is the opinion of management that their outcome will have no material adverse effects on the financial position of the Company.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
----------------

The Company is the lessee on operating leases for facilities located in Fort Lee, New Jersey and New Delhi and Mumbai, India.

In Fort Lee, annual rental is $62,100, payable $5,175 monthly, plus escalation for increases in operating costs, fuel and real estate taxes. The lease expires in June 2005.

In New Delhi, annual rental is $50,031, payable $4,160 monthly, and the lease expires March 31, 2006. In Mumbai, annual rental is $18,756, payable $1,563 monthly. The lease expires May 31, 2003 and is renewable on a year-to-year basis thereafter.

Future minimum lease commitments as of December 31, 2002 for noncancellable operating leases with material or remaining terms in excess of one year are as follows:

                                            MINIMUM
          YEAR ENDING DECEMBER 31,     LEASE COMMITMENTS*
          ------------------------     ------------------
                    2003                    $ 130,887
                    2004                      130,887
                    2005                       98,837
                    2006                       34,391
                    2007                       18,756
                                            ---------

                                            $ 413,758
                                            =========

* Assumes renewal of the Mumbai lease on a year-to-year basis.

Rent expense aggregated approximately $102,000 and $180,000 for the years ended December 31, 2002 and 2001, respectively.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15:  RELOCATION OF OFFICES

During 2001, the Company closed its offices in New York City, Delray Beach, Florida and Union City, New Jersey and relocated its operations to Fort Lee, New Jersey.

NOTE 16:  DISCONTINUED OPERATIONS

On July 2, 2001, the Company's Board of Directors approved the discontinuation of its wireless ISP business and operations ceased that day. The accompanying financial statements have been reclassified to reflect the discontinuation. The net operating results, net assets, and net cash flows of this business have been reported as discontinued operations as follows:

                                                            2002          2001
                                                        -----------   -----------
     Net assets                                         $        -    $  272,415
                                                        ===========   ===========
     Loss from discontinued operations                  $        -    $        -
     Loss on disposal of assets of discontinued
       operations                                         (140,659)
                                                        -----------   -----------
     Net cash flow used in discontinued operations      $ (140,659)   $ (353,472)
                                                        ===========   ===========

NOTE 17:  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $1,024,688 and $1,333,902 during the years ended December 31, 2002 and 2001, respectively. The Company's working capital deficit at December 31, 2002 was $16,436. These factors create substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to continue to obtain financing, the successful implementation of management's plan and the establishment of profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 18:  NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible of Assets of Motor Carriers. Additionally, this Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This Statement will be effective for the year ended December 31, 2003 and for transactions entered into after May 15, 2002. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 18:  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. This Statement mollifies Emerging Issues Task Force
(EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123 (same title) and provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements in both annual and interim financial statements related to the methods of accounting for stock-based employee compensation and the effect of the method on reported results. The Statement also prohibits the use of the prospective method of transition, as outlined in SFAS No. 123, when beginning to expense stock options and change to the fair value based method in fiscal years beginning after December 15, 2003. As required, the Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

In November 2002, the FASB issued Financial Accounting Standard Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires a guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company.

NOTE 19:  SEGMENTS

The Company reports segments based upon the management approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance. For the year ended December 31, 2002, the Company operated three segments, Manufacture and Distribution of telephone equipment, Gemstone Trading and Software Development. The Company did not have separate reporting segments for 2001.


                                             TELEPHONE       GEMSTONE      SOFTWARE
                                             EQUIPMENT       TRADING      DEVELOPMENT    CONSOLIDATED
                                           -------------    ----------    -----------    ------------
For the year ended December 31, 2002:
   Revenue                                  $  533,701      $ 348,433      $       -     $  882,134
   Depreciation                                179,797         15,819         11,982        207,598
   Operating loss                             (840,153)       (15,198)       (17,566)      (872,917)
   Other income (expense)                      (11,141)             -             29        (11,112)
   Income (loss) from continuing
     operations                               (876,732)       (15,198)         7,901       (884,029)
   Total assets                              2,147,171        103,352         78,152      2,328,675

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20:  INCOME TAXES

The provision for income taxes for the years ended December 31, 2002 and 2001 was $0. The Company has net operating losses of approximately $4,500,000, expiring at dates ranging from 2018 to 2023, resulting in a deferred tax asset of approximately $1,702,000. The Company has recorded a full valuation allowance with respect to any future tax benefits arising from the $1,702,000 deferred tax asset due to the uncertainty of its ultimate realization. The net increase in the valuation allowance was $302,000 and $300,000 for the years ended December 31, 2002 and 2001, respectively.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

                                   Positions Held and            Family
Name                        Age    Duration of Service        Relationship
---------------------       ---    -------------------        ------------

Sanjay S. Mody              44     Director                     See Note
                                   President and CEO
                                   Treasurer and CFO
Alexander Ammosov           38     Director                     None
Earl M. Anderson, Jr.       77     Director and Secretary       None
Walter E. Freeman           78     Director                     None
Shrikant C. Mehta           59     Director                     See Note

Note:  Mr. Mehta is Mr. Mody's uncle.

     The term of office of all directors will expire at the next Annual Meeting of Stockholders and when their respective successors have been duly elected and qualified. Officers serve at the pleasure of the directors. The following provides a brief account of their principal occupations during the past five years.

     Mr. Mody joined DDI-NY as a director in March 2000 and assumed his current position as Chief Executive Officer and Chief Financial Officer in May 2001. He served since 2000 as President of Webpulse Consulting, Inc. (a subsidiary of the Company since October 2001). Previously, he served for four years as a Vice President of Laidlaw Global Securities, Inc., New York City. He holds equity interests in, and serves as a director of, Caprius, Inc. (OTCBB: CAPR), engaged in disposal of medical wastes, and several closely-held technology companies in the U.S. and his native India.

     Mr. Ammosov is the Deputy Chairman of "COPF" Bank and Chairman of Linkcapital Business Consulting, Ltd., both headquartered in Moscow, Russia, and has been so involved for the past five years. "COPF" is a securities brokerage firm where Mr. Ammosov supervises financing of new Bank projects. Linkcapital is a diversified holding company with interests in oil distribution, aircraft sales, retail food chains, tourism, diamond production, and pension fund management. He became a director of DDI-NY in March 2002.

     Mr. Anderson has acted as an independent management consultant for more than five years. He served as the President of the Company's predecessor from 1978 to 1999. He is a director of Sunair Electronics, Inc.(AMEX: SNR), a company engaged in the production of high frequency radio equipment and systems. He became a director of DDI-NY in 1982.

     Mr. Freeman has acted as a financial consultant and bank management advisor in the Washington D. C. area for more than the past five years. Prior thereto, he had served as Vice President of the International Bank of Washington. During a 30-year tenure, he was the President of bank subsidiaries engaged in consumer credit, property and casualty insurance and industrial lending and investments. He became a director of DDI-NY in 1983.

     Mr. Mehta has served for more than five years as CEO and president of Combine International, Inc., a major jewelry manufacturer, and Internet Operations Center, Inc., engaged in web hosting and Internet professional services. He is the founder of both companies and both are based in the Detroit, Michigan area. He is also a founder and director of Inknowvator, Inc. I*Logic, Inc., the POM Group, Inc. and Lenderlive.com, all closely-held corporations. Also, he serves as a director of Caprius Inc. (OTCBB: CAPR). He became a director of DDI-NY in 2001.

     The Board of Directors does not presently have any committees. However, it plans to establish an Audit Committee and a Compensation Committee.

     Based solely upon a review of information furnished to the issuer during the most recent fiscal year, including written representations, no director, officer or beneficial owner of more than 10% of issuer's common stock failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth compensation paid or accrued to the chief executive officer. No director or officer received compensation exceeding $100,000 for any of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                               Fee or       Other
Name and Principal Position      Period        Salary    Compensation     Total
---------------------------      ------        ------    ------------     -----
Sanjay S. Mody                    2002        $108,000       None       $108,000
President and CEO             May-Dec. 2001    $65,000       None        $65,000

     Compensation does not include benefits which may be deemed personal, the amount of which cannot be precisely determined. No stock option or stock appreciation rights were granted in 2002 nor are any stock options or SARs outstanding.

     No compensation was paid for directors' services in 2002. Four board meetings were held during the year at which attendance was 100%. Other matters requiring board action were taken by unanimous written consent of directors, in lieu of a meeting.

     The Company has had no formal compensatory plan or contract with respect to the employment, resignation, retirement or termination of any director or officer, nor arising from a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------

     The following table sets forth certain information regarding DDI's Common Stock owned on April 9, 2003 (i) by each person who is known to DDI to own beneficially more than 5% of DDI's Common Stock, (ii) by each of DDI's directors and officers and (iii) by all directors and officers as a group:

Name of                            Number of Shares             Percent of
Beneficial Owner                Beneficially Owned (1)    Outstanding Shares (2)
----------------                ----------------------    ----------------------
Alexander Ammosov (3)                   291,666                    4.2%
Earl M. Anderson, Jr.                   139,300                    2.0%
Walter E. Freeman (4)                     6,797                     *
Shrikant C. Mehta (5)                 3,636,111                   51.9%
Sanjay S. Mody (6)                      529,167                    7.6%

Directors and officers
 as a group (5 persons) (7)           4,603,041                   65.7%

*less than 1%

(1) Unless otherwise noted, we believe that the beneficial owners have sole voting and investment power with respect to their shares.
(2)  There are 7,008,582 shares of Common Stock outstanding.
(3) Mr. Ammosov holds 83,333 shares directly and 208,333 shares indirectly, through a company he controls. Does not include 177,778 shares currently underlying a Convertible Subordinated Debenture.
(4) Includes shares held by Mr. Freeman's wife as to which Mr. Freeman disclaims beneficial ownership.
(5) Does not include 2,766,666 shares underlying warrants that are not presently exercisable.
(6) Includes 187,500 shares held by Mr. Mody's wife. Mr. Mody disclaims ownership with respect to these shares.
(7)  See notes (3), (4) (5), and (6).

The address for all individuals listed above is c/o Distinctive Devices, Inc., One Bridge Plaza, Suite 100, Fort Lee, New Jersey 07024.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     On October 31, 2001, DDI acquired all of the outstanding capital stock of Webpulse Consulting, Inc. ("Webpulse") for 295,000 shares of DDI Common Stock. Mr. Mody was a founder, President and sole director of Webpulse and his wife was Secretary and a principal shareholder of Webpulse. On the acquisition, she received 183,333 shares of DDI-NY Common Stock. The Company did not obtain a third party opinion regarding the fairness of the financial terms of the Webpulse transaction.

     In December 2001, Mr. Mody and his wife exchanged 208,333 shares of DDI Common Stock for 10,000 shares of DDI-NY's newly-authorized Series C Preferred Stock. The exchange was undertaken to enable DDI to sell the same number of shares of Common Stock for cash to Alexander Ammosov because the available number of authorized and unissued shares of Common Stock was inadequate. Each share of Series C Preferred Stock was convertible into 20.83 shares of DDI-NY Common Stock, subject to mandatory conversion upon an increase in authorized Common Stock. In November 2002, upon recapitalization and reverse split of DDI-NY Common Stock and prior to the migratory merger into the Company, DDI-NY issued an aggregate of 208,333 shares of Common Stock in exchange for its Series C Preferred Stock.

     In December 2001, a company controlled by Mr. Ammosov purchased 208,333 shares of DDI Common Stock at $.48 per share and simultaneously Linkcapital Business Consulting, Ltd. ("Linkcapital"), a second company controlled by him, acquired for $400,000 a 10% Convertible Subordinated Debenture in the principal amount of $400,000 and repayable in five years. The Debentures are convertible into the Company's Common Stock at prices ranging from $1.50 per share in the first year to $4.50 in the fifth year. Mr. Ammosov became a director of the Company in March 2002.

     Linkcapital holds a 49% interest in a venture with the Company for the marketing in Russia of products manufactured by our subsidiary, Real Time Systems, Ltd. ("RTS").

     In August 2002, Shrikant C. Mehta, a director of the Company, purchased 173,333 shares of DDI-NY's newly-authorized Series D Preferred Stock for $650,000. Each share of Series D Preferred Stock was convertible into 20.83 shares of DDI-NY Common Stock. In November 2002, following the recapitization and reverse stock split of DDI-NY Common Stock and prior to the migratory merger into the Company, DDI-NY issued an aggregate of 3,611,111 shares of Common Stock to Mr. Mehta in exchange for his DDI-NY Series D Preferred Stock.

     On December 10, 2002, Combine International, Inc.("Combine") loaned the Company $207,500 and agreed to loan an additional $207,500 by January 10, 2003, which monies were timely advanced. For the loan, the Company issued to Combine an Unsecured Demand Promissory Note repayable 30 days after demand is given, which demand could be given after February 10, 2003, together with interest at the rate of 12% per annum, payable when the principal is paid. To induce Combine to make the loan, the Company issued to Combine warrants to purchase 2,766,666 shares of the Company's Common Stock exercisable at $0.15 per share, from June 10, 2003 through December 9, 2007. Mr. Mehta is the principal of Combine.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  EXHIBITS

          3.1 The Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on July 10, 2001 (filed as
               Exhibit 3.3 to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

          3.2 By-Laws of Registrant (filed as Exhibit 3.3 to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

          4.1 2002 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

          4.2* Common Stock Purchase Warrant, dated December 10, 2002.

          10.1 Agreement and Plan of Merger, dated July 24, 2002, between Distinctive Devices Inc., a New York corporation, and Registrant (filed as Exhibit A of the Definitive Proxy Statement of Distinctive Devices Inc., dated August 28, 2002, and incorporated herein by reference).

          10.2 Certificate of Merger of Distinctive Devices Inc., a New York corporation, and Registrant, filed on November 5, 2002, with the Secretary of State of the State of New York (filed as Exhibit 3.2 in Form 8-K for an event of November 5, 2002, and incorporated herein by reference).

          10.3 Certificate of Merger of Distinctive Devices Inc., a New York corporation, and Registrant, filed on November 6, 2002, with the Secretary of State of the State of Delaware (filed as Exhibit 3.3 in Form 8-K for an event of November 5, 2002, and incorporated herein by reference).

          10.4 Share Purchase Agreement, dated as of December 6, 2002, between Registrant and the stockholders of Real Time Holdings Private Limited, (filed as Exhibit 2 in Form 8-K for an event of December 6, 2002, and incorporated herein by reference).

          10.5* Unsecured Demand Promissory Note, dated as of December 10, 2002, by Registrant in favor of Combine International, Inc. in the principal amount of $415,000.

          10.6* Lease Agreement, dated April 1, 2000, with respect to
               Registrant's Subsidiary's occupancy of premises in New Delhi, India.

          10.7* Lease Agreement, dated October 29, 2001, with respect to
               Registrant's Subsidiary's occupancy of premises in Mumbai, India.

          21*  Subsidiaries of the Registrant

*Filed herewith

     (b)  REPORTS ON FORM 8-K

     A Report on Form 8-K, dated November 12, 2002, reported in Item 5 the migratory merger and related transactions.

     A Report on Form 8-K, dated December 20, 2002, reported in Item 2 the acquisition of 99.99% of the outstanding equity capital of Real Time Systems Ltd.

     (c)  INDEX OF EXHIBITS FILED HEREWITH.

      Exhibit
      Number

        4.2        Common Stock Purchase Warrant
        10.5       Unsecured Demand Promissory Note
        10.6       Lease Agreement for New Delhi, India premises
        10.7       Lease Agreement for Mumbai, India premises
        21         Subsidiaries of the Registrant.

ITEM 14.  CONTROLS AND PROCEDURES

     The principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2002 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The principal executive officer and principal financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                  CERTIFICATION

I, Sanjay Mody, President, Chief Executive Officer and Chief Financial Officer of Distinctive Devices, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Distinctive Devices, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                      /s/ Sanjay Mody
                                          ----------------------------------
                                          Sanjay Mody
                                          President, Chief Executive Officer
                                          and Chief Financial Officer

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DISTINCTIVE DEVICES, INC.
                            -------------------------

                                  (Registrant)


     April 15, 2003                       By: /s/ SANJAY S. MODY
                                              ------------------------------
                                              Sanjay S. Mody
                                              President and Treasurer
                                              Chief Executive Officer
                                              Chief Financial Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     April 15, 2003                       /s/ ALEXANDER AMMOSOV
                                          -----------------------------
                                          Alexander Ammosov
                                          Director


     April 15, 2003                       /s/ EARL M. ANDERSON, JR.
                                          -----------------------------
                                          Earl M. Anderson, Jr.
                                          Director


     April 15, 2003                       /s/ WALTER E. FREEMAN
                                          -----------------------------
                                          Walter E. Freeman
                                          Director


     April 15, 2003                       /s/ SANJAY S. MODY
                                          -----------------------------
                                          Sanjay S.Mody
                                          Director



     April 15, 2003                       /s/ SHRIKANT C. MEHTA
                                          -----------------------------
                                          Shrikant C. Mehta
                                          Director