Form 10QSB
period 2003-03-31
DISTINCTIVE DEVICES INC
filed 2003-05-21
CIK 59963

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


          (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

          ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                For the transition period from ______________ to ______________

                          COMMISSION FILE NUMBER 0-2749
                           ___________________________

                            DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                       13-1999951
(State of incorporation or organization)                (IRS Identification No.)

                           One Bridge Plaza, Ste. 100
                               Fort Lee, NJ 07024
                    (Address of principal executive offices)

                                 (201) 363-9922
                           (Issuer's telephone number)

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

7,008,582 shares of issuer's common stock, $.001 par value, were outstanding at May 10, 2003. Issuer has no other class of common equity.


================================================================================

                                CONTENTS

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION................................................1

Item 1.   Financial Statements.................................................1

CONDENSED CONSOLIDATED BALANCE SHEET
     March 31, 2003 and December 31, 2002......................................1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     Three Months Ended March 31, 2003 and 2002................................2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 2003 and 2002................................3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................4

Item 2.   Management's Discussion and Analysis or Plan of Operation............6

PART II - OTHER INFORMATION....................................................7

Item 4.   Controls and Procedures..............................................7

Item 6.   Exhibits and Reports on Form 8-K.....................................7

SIGNATURES.....................................................................8

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                       March 31,      December 31,
                                                                         2003            2002
                                                                      ----------     -------------
                                                                      (Unaudited)      (Audited)
CURRENT ASSETS:
Cash and Cash Equivalents                                             $  282,678     $  331,036
   Accounts Receivable, Net                                              353,260        242,397
   Inventories                                                           628,938        713,252
   Assets of Discontinued Operations and Assets Held For Sale              6,500          6,500
   Prepaid Expenses and Other Current Assets                             205,763         46,787
                                                                      ----------     ----------
         Total Current Assets                                          1,477,139      1,339,972

PROPERTY AND EQUIPMENT, Net                                              849,236        896,843

OTHER ASSETS                                                              86,826         91,860
                                                                      ----------     ----------
         Total Assets                                                 $2,413,201     $2,328,675
                                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Term Loan Due Banks                                                $  282,253     $  278,899
   Other Loans Payable                                                   699,908        620,602
   Accounts Payable and Accrued Expenses                                 306,216        318,693
   Accrued Professional Fees                                             147,578        138,154
                                                                      ----------     ----------
         Total Current Liabilities                                     1,435,955      1,356,408

CONVERTIBLE SUBORDINATED DEBENTURES                                      400,000        400,000
                                                                      ----------     ----------

         Total Liabilities                                             1,835,955      1,756,408
                                                                      ----------     ----------

MINORITY INTEREST                                                        172,133          2,116
                                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par; 5,000,000 Authorized; None Outstanding          -              -
   Common Stock, $.001 Par Value, 50,000,000 Shares Authorized;
     7,008,582 Shares Issued and Outstanding                               7,008          7,008
   Additional Paid-In Capital                                          5,291,413      5,291,413
   Accumulated Deficit                                                (4,893,308)    (4,728,270)
                                                                      ----------     ----------

         Total Stockholders' Equity                                      405,113        570,151
                                                                      ----------     ----------

         Total Liabilities and Stockholders' Equity                   $2,413,201     $ ,328,675
                                                                      ==========     ==========


--------------------
The accompanying notes are an integral part of these financial statements.


                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                         2003           2002
                                                                         ----           ----

Revenue                                                               $  577,476     $  437,790
Cost of Goods Sold                                                      (355,071)      (384,726)
                                                                      ----------     ----------

     Gross Profit                                                        222,405         53,064

Operating Expenses                                                      (346,542)      (205,536)
                                                                      ----------     ----------

         Operating Loss                                                 (124,137)      (152,472)
                                                                      ----------     ----------

Other Income (Expense):
     Interest and Other Income                                             2,791          2,064
     Interest Expense                                                    (43,692)             -
                                                                      ----------     ----------

         Total Other Income (Expense)                                    (40,901)         2,064
                                                                      ----------     ----------

         Loss from Continuing Operations                                (165,038)      (150,408)

Discontinued Operations:
     Loss on Sale and Write-Down of Assets From
         Discontinued Operations, Net of Tax Benefit of
         $0 After Valuation Allowance                                          -        (39,241)
                                                                      ----------     ----------

              Net Loss                                                $ (165,038)    $ (189,649)
                                                                      ==========     ==========

Accumulated Deficit, Beginning of Period                              (4,728,270)    (3,703,582)
                                                                      ==========     ==========

Accumulated Deficit, End of Period                                    (4,893,308)    (3,893,231)
                                                                      ==========     ==========

Weighted Average Shares of Common Stock Outstanding (1)                7,008,582      3,189,137
                                                                      ==========     ==========

Loss Per Share - Basic and Diluted:
     Loss From Continuing Operations                                  $    (0.02)    $    (0.05)
     Loss From Discontinued Operations                                         -          (0.01)
                                                                      ----------     ----------
     Net Loss Per Share - Basic and Diluted                           $    (0.02)    $    (0.06)
                                                                      ==========     ==========

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's convertible subordinated debentures because of their antidilutive effect.

--------------------
The accompanying notes are an integral part of these financial statements.


                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2003            2002
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES                                  $ (286,484)    $ (528,770)
                                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Property and Equipment                               (14,492)       (39,552)
                                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Loans                                     432,500              -
     Repayment of Loans                                                 (349,900)             -
     Proceeds from Minority Interest                                    (170,018)             -
                                                                      ----------     ----------

         Net Cash Provided by Financing Activities                       252,618              -
                                                                      ----------     ----------

         Decrease in Cash and Cash Equivalents From
         Continuing Operations                                           (48,358)      (568,322)
                                                                      ----------     ----------

Net cash provided by discontinued operations                                   -         98,069
                                                                      ----------     ----------

Cash and Cash Equivalents:
         Beginning of period                                          $  331,036        689,958
                                                                      ==========     ==========
         End of period                                                $  282,678     $  219,705
                                                                      ==========     ==========


--------------------
The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. and its subsidiaries, Webpulse Consulting, Inc. Distinctive Devices (India), PLC (96.6% owned), International Gemsource, Inc. and RealTime Systems, Ltd.

NOTE 2:  INTERIM FINANCIAL DATA

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual consolidated financial statements of the Company as of December 31, 2002 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The results of its consolidated operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2003.

NOTE 3:  REVENUE RECOGNITION

     Product sales are recognized when an agreement of sale exists, product delivery has occurred, pricing is final or determinable, and collection is reasonably assured.

NOTE 4:  INVENTORIES

     Inventories consist primarily of telephone equipment materials held by RealTime Systems, Ltd. Inventories are stated at cost, which approximates market, on the first-in, first-out, basis.

     In addition, the Company has gemstone inventory (through International Gemsource, Inc.) which consists of polished diamonds being held by two customers on consignment. After a customary period allowed for examination of these goods, the stones will be returned or paid for, as the case may be, in accordance with common practice in the diamond industry.

     As of March 31, 2003, inventories consisted of the following:

         Raw Materials                            $        233,485
         Gemstones                                         101,450
         Work-in Process                                   184,695
         Finished Goods                                    109,308
                                                      -----------------

                                                  $        628,938
                                                      =================

NOTE 5:  ASSETS HELD FOR SALE

     Assets held for sale represent equipment and inventories related to the Company's discontinued wireless ISP operations which have been segregated and written down to their net realizable value.

NOTE 6:  CONVERTIBLE SUBORDINATED DEBENTURES

     In 2001, the Company issued $400,000 principal amount of 10% convertible subordinated debentures (the "Debentures") which mature in 2006. The debentures are convertible into common stock at the holder's option at conversion prices ranging from $2.25 in 2003 to $4.50 in 2006. Partial conversion is permitted. Debentures may be redeemed by the Company, in whole or in part, at percentages of face value ranging from 104.06% in 2003 to 101.25% in 2006. Debentures are subordinated to obligations for money borrowed from financial institutions.

NOTE 7:  CAPITAL STRUCTURE

     The Company has 5,000,000 shares of preferred stock, par value $.001, authorized. The Board has the authority to issue the shares in one or more series and to fix the designation preferences, powers and other rights as it deems appropriate.

     The Company has 50,000,000 shares of common stock, par value $.001, authorized. Common stock has one vote per share for election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

NOTE 8:  GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred net losses of $165,038 and $189,649 in the three-month periods ended March 31, 2003 and 2002, respectively. The Company's working capital of $41,184 at March 31, 2003 is not sufficient to fund operations at the current level. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management is considering obtaining financing through the issuance of debt and stock.

     The ability of the Company to continue as a going concern is dependent upon management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9:  SEGMENT INFORMATION

     The Company reports segments based upon the management approach, which approach designates the internal reporting that is used by management for making operating decisions and assessing performance. The Company operates three segments, Telephone Equipment, Gemstone Trading and Software Development.


                             TELEPHONE       GEMSTONE       SOFTWARE
                             EQUIPMENT       TRADING       DEVELOPMENT     CORPORATE     CONSOLIDATED
                           --------------  -------------  --------------  -------------  -------------
Revenue, net                $  505,998      $       -      $   71,478      $         -       577,476
Operating income (loss)        (20,592)          (605)         10,858         (113,798)     (124,137)
Net income (loss)              (34,870)          (605)         10,858         (140,421)     (165,038)
Assets                       1,165,043        303,304         715,874          228,980     2,413,201


NOTE 10: MINORITY INTEREST

     During the quarter ended March 31, 2003, RealTime Systems, Ltd. issued shares of preferred stock in the amount of $169,290. All of these shares were issued to outside parties. For the condensed consolidated financial statement presentation, the preferred stock has been included in minority interest, as these shares were not owned by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The company is in the process of assimilating its most recent acquisition, namely, the purchase of RealTime Systems Ltd. of New Delhi, India ("RTS"), in December 2002. A twenty year old company, RTS manufactures equipment which enables legacy telephone companies to offer DSL services on their existing landline networks and to provide multiple voice connections on a single copper pair. RTS supplies this equipment to the largest privately-owned telephone network in India, among other phone service providers in that country. Prior to the acquisition, the Company acted as a distributor of RTS products.

     RTS also plans to produce television set-top boxes ("STB") for use in India. These devices will conform to specifications issued by India's Ministry of Communications, which become effective in July 2003. So far as we know, RTS is the only Indian company preparing to manufacture this product, although others may well follow. Competition can also be anticipated from manufacturers outside India.

     The largest TV cable network operator in India, with 11 million subscribers, has issued preliminary approval for STB designs submitted by three intended STB manufacturers. RTS is one. The other two are located outside India. STB prototypes from RTS will be submitted to the network operator next month (June 2003).

     Another RTS product, a communications safety device, has recently been approved for use by the Indian railway system. Over the next two years, installations valued at over $2 million are expected. To date, RTS is the sole provider approved for this product.

     Results of Operations
     ---------------------

     Revenues for the three-month period ended March 31, 2003 amounted to $577,476 compared to $437,790 in the same period a year ago. The increase is attributable to the acquisition of RTS in December 2002. While operating losses were lower in the 2003 period, the net loss from continuing operations increased from $150,408 in 2002 to $165,038 in the three-month period in 2003. The increase was more than accounted for by the substantial increase in interest expense in the 2003 period, of $43,692.

     There were no further write-downs of asset values from discontinued operations during the three-month period in 2003. This compared to write-downs of $39,241 in the same period a year earlier, which were added to operating losses.

     Revenues in the first quarter of 2003 were derived from RTS sales of telephone equipment amounting to $505,998 and DDI (India) sales of $71,478 from software development and satellite-delivered educational services.

     Liquidity
     ---------

     Working capital at March 31, 2003 amounted to $41,184, a sum insufficient to fund operations at the current level. Recent funding has been provided by the Company's controlling shareholder, by way of loans totaling $640,000 since December 2002.

     Management is currently seeking to arrange long-term financing to alleviate the inadequacy of working capital. While some inducement, in the form of warrants or stock options, will no doubt be needed to attract a long-term lender, every effort is being made to minimize the consequent dilution to current shareholders.

     Risks and Uncertainties
     -----------------------

     The Company is subject to all the risks inherent in an early stage company in the software, systems and telecommunication industries. These risks include, but are not limited to, a limited operating history, limited resources, dependence upon business acceptance of the products and services, changes taking place in electronic commerce and the general economic climate. The Company's operating results may be materially affected by the foregoing factors.

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

                           PART II - OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
   ------------

       10.1 Unsecured Demand Promissory Note, dated December 10, 2002, for $415,000 issued to Combine International, Inc. (filed as
             Exhibit 10.5 to the Company's Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference thereto).

       10.2 Form of Common Stock Purchase Warrant issued to Combine International, Inc. (filed as Exhibit 4.2 to the Company's Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference thereto).

       99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K
   -----------------------

   No Reports on Form 8-K were filed during the three months ended
   March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DISTINCTIVE DEVICES, INC.
                                                       (Registrant)


                                                  By:  /s/ Sanjay Mody
                                                       -------------------------
Dated:  May 20, 2003                                   Sanjay Mody
                                                       President and CEO
                                                       Treasurer and CFO