Form 10QSB
period 2003-06-30
DISTINCTIVE DEVICES INC
filed 2003-08-20
CIK 59963

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

7,654,736 shares of issuer's common stock, $.001 par value, were outstanding at July 31, 2003. Issuer has no other class of common equity.

================================================================================

                                    CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION.................................................1

Item 1.  Financial Statements..................................................1

CONDENSED CONSOLIDATED BALANCE SHEETS
     June 30, 2003 and December 31, 2002.......................................1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     Three and Six Months Ended June 30, 2003 and 2002.........................2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     Six Months Ended June 30, 2003 and 2002...................................3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................4

Item 2.  Management's Discussion and Analysis or Plan of Operation.............8

Item 3.  Controls and Procedures..............................................10

PART II - OTHER INFORMATION...................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

SIGNATURES....................................................................11

CERTIFICATIONS................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,       December 31,
                                                                            2003             2002
                                                                       -------------    -------------
                                                                        (Unaudited)
                         ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                            $    207,378     $    331,036
  Accounts Receivable, Net                                                  248,116          242,397
  Inventories                                                               675,862          713,252
  Assets Held for Sale                                                        6,500            6,500
  Prepaid Expenses and Other Current Assets                                  50,702           46,787
                                                                       ------------     ------------

          Total Current Assets                                            1,188,558        1,339,972

PROPERTY AND EQUIPMENT, Net                                                 783,287          896,843

OTHER ASSETS                                                                 82,989           91,860
                                                                       ------------     ------------

          Total Assets                                                 $  2,054,834     $  2,328,675
                                                                       ============     ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Term Loan Due Banks                                                  $    157,515     $    278,899
  Other Loans Payable                                                       694,413          620,662
  Accounts Payable and Accrued Liabilities                                  324,191          318,693
  Accrued Professional Fees                                                 185,841          138,154
                                                                       ------------     ------------

          Total Current Liabilities                                       1,361,960        1,356,408

CONVERTIBLE SUBORDINATED DEBENTURES                                               -          400,000
                                                                       ------------     ------------

          Total Liabilities                                               1,361,960        1,756,408
                                                                       ------------     ------------

MINORITY INTEREST                                                           165,403            2,116
                                                                       ------------     ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 Par; 5,000,000 Shares Authorized;
    None Outstanding                                                              -                -
  Common Stock, $.001 Par; 50,000,000 Shares Authorized;
    7,654,736 and 7,008,582 Shares Issued and Outstanding
    as of March 31, 2003 (Unaudited) and December 31, 2002,
    Respectively                                                              7,654            7,008
  Additional Paid-In Capital                                              5,710,767        5,291,413
  Accumulated Deficit                                                    (5,190,950)      (4,728,270)
                                                                       ------------     ------------

          Total Stockholders' Equity                                        527,471          570,151
                                                                       ------------     ------------

          Total Liabilities and Stockholders' Equity                   $  2,054,834     $  2,328,675
                                                                       ============     ============

________________________
The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ---------------------------    --------------------------

                                                                2003           2002            2003           2002
                                                            -----------    -----------     -----------    -----------
Revenue, Net                                                $   198,614    $   360,805     $   776,090    $   798,595
Cost of Goods Sold                                              122,132        335,253         477,203        719,979
                                                            -----------    -----------     -----------    -----------

        Gross Profit                                             76,482         25,552         298,887         78,616

Operating Expenses                                              317,045        189,918         663,586        395,454
                                                            -----------    -----------     -----------    -----------

        Operating Loss                                         (240,563)      (164,366)       (364,699)      (316,838)
                                                            -----------    -----------     -----------    -----------

Other Income (Expense):
  Interest and Other Income                                       6,069            276           9,204          2,340
  Interest Expense                                              (63,148)       (20,000)       (107,185)       (20,000)
                                                            -----------    -----------     -----------    -----------

        Total Other Expense                                     (57,079)       (19,724)        (97,981)       (17,660)
                                                            -----------    -----------     -----------    -----------

        Loss from Continuing Operations                        (297,642)      (184,090)       (462,680)      (334,498)

Discontinued Operations:
  Loss on Sale and Write-Down of Assets From
    Discontinued Operations, Net of Tax Benefit
    of $0 After Valuation Allowance                                   -        (19,543)              -        (58,784)
                                                            -----------    -----------     -----------    -----------

        Net Loss                                            $  (297,642)   $  (203,633)    $  (462,680)   $  (393,282)
                                                            ===========    ===========     ===========    ===========

Weighted Average Shares of Common Stock Outstanding (1)       7,100,890      3,189,137       7,054,991      3,189,137
                                                            ===========    ===========     ===========    ===========

Loss Per Share - Basic and Diluted:
  Loss From Continuing Operations                           $     (0.04)   $     (0.06)    $     (0.07)   $     (0.10)
  Loss From Discontinued Operations                                   -          (0.01)              -          (0.02)
                                                            -----------    -----------     -----------    -----------
  Net Loss Per Share - Basic and Diluted                    $     (0.04)   $     (0.06)    $     (0.07)   $     (0.12)
                                                            ===========    ===========     ===========    ===========

(1) The weighted average shares of common stock oustanding are not adjusted for potential effects of the Company's convertible subordinated debentures and stock options because of their antidilutive effect.

________________________
The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                      2003             2002
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                            $   (241,212)    $   (717,404)
                                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                                (4,103)         (57,316)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Term Loans                                            (121,384)               -
  Proceeds from Issuance of Other Loans                               432,500                -
  Repayment of Other Loans                                           (358,749)               -
  Proceeds from Minority Interest (Note 7)                            169,290                -
                                                                 ------------     ------------

          Net Cash Provided by Financing Activities                   121,657                -
                                                                 ------------     ------------

          Decrease in Cash and Cash Equivalents From
            Continuing Operations                                    (123,658)        (774,720)

Net Cash Provided By Discontinued Operations                                -          125,256

Cash and Cash Equivalents:
  Beginning of Period                                                 331,036          689,958
                                                                 ------------     ------------

  End of Period                                                  $    207,378     $     40,494
                                                                 ============     ============

________________________
The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:   BASIS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. and its subsidiaries (the "Company"):
Webpulse Consulting, Inc., Distinctive Devices (India), PLC (96.6% owned), International Gemsource, Inc. and RealTime Systems, Ltd.


NOTE 2:   INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America for interim financial information. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual consolidated financial statements of the Company as of December 31, 2002 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of its consolidated operations and cash flows for the six month period ended June 30, 2003 are not necessarily indicative of the results of operations or cash flows for the year ending December 31, 2003.


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

The Company also has gemstone inventory (through International Gemsource, Inc.) which consists of rough and polished diamonds held by two customers on consignment. After a customary period allowed for examination of these goods, the gemstones will be returned or paid for, as the case may be, in accordance with common practice in the diamond industry.

As of June 30, 2003, inventories consisted of the following:

     Raw Materials                $   259,675
     Gemstones                        101,450
     Work-in Process                  205,392
     Finished Goods                   109,345

                                  $   675,862
                                  ===========

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5:   ASSETS HELD FOR SALE

Assets held for sale represent equipment and inventories related to the Company's discontinued wireless ISP operations which have been segregated and written down to their estimated net realizable value.


NOTE 6:   CONVERTIBLE SUBORDINATED DEBENTURES

In December 2001, the Company issued $400,000 principal amount of 10% convertible subordinated debentures (the "Debentures") which were scheduled to mature in 2006. In June 2003, the Debentures, including accrued interest of $20,000 due thereon, were repurchased by the Company in exchange for 646,154 shares of its common stock.


NOTE 7:   MINORITY INTEREST

During 2003, RealTime Systems, Ltd. sold shares of preferred stock in the amount of $169,290. All of these shares were issued to outside parties. For the condensed consolidated financial statement presentation, the preferred stock has been included in minority interest, as these shares were not owned by the Company.


NOTE 8:   CAPITAL STRUCTURE

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


NOTE 9:   STOCK OPTIONS

The Company has elected to use the intrinsic valuation method prescribed under APB Opinion 25, "Accounting for Stock Issued to Employees", to account for stock-based compensation. Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of the award less the amount required to be paid. The difference, if any, is charged to expense over the periods of required service.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation plans.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9:   STOCK OPTIONS (CONTINUED)

On June 9, 2003, the Company granted options to purchase 712,050 shares of common stock to directors and employees, including employees of its subsidiary companies, under the 2002 Stock Option Plan. The stock options, which expire on June 8, 2007, have an exercise price of $.25 per share and vest over a four year period. Compensation expense, amounting to approximately $36,000, related to these options is to be recognized over the vesting period. As of June 30, 2003, none of the options have vested (partially or fully).

The following represents the stock option activity during the current quarter ended June 30, 2003:

                                                        WEIGHTED
                                                        AVERAGE
                                            SHARES       PRICE
                                          ---------    ---------
     Beginning Balance, April 1, 2003             -    $       -
     Options granted                        712,050          .25
     Options exercised                            -            -
     Options cancelled                            -            -
                                          ---------     --------
     Ending Balance, June 30, 2003          712,050    $     .25
                                          =========     ========

If the Company would have elected SFAS No. 123, the fair value of the grants issued during the period ended June 30, 2003 would have amounted to approximately $204,000. Since none of the stock options have vested (as previously noted), there is no effect to the pro forma net loss and earnings per share.

The Company used the Black-Scholes option pricing model to determine the fair value of grants made during the period. The assumptions were applied as follows:

     Risk Free Interest Rate                   2.2%
     Expected Dividend Yield                    0%
     Expected Option Life                     4 years
     Expected Stock Price Volatility           193%


NOTE 10:  GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $462,680 and $393,282 during the six month periods ended June 30, 2003 and 2002, respectively, and had a working capital deficit of $173,402 at June 30, 2003. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management is considering obtaining financing through the issuance of debt and stock.

The ability of the Company to continue as a going concern is dependent upon management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The condensed

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10:  GOING CONCERN (CONTINUED)

consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 11:  SEGMENT INFORMATION

The Company reports segments based upon the management approach, which approach designates the internal reporting that is used by management for making operating decisions and assessing performance. The Company operates three segments, Telephone Equipment, Gemstone Trading and Software and Educational.

For the three months ended June 30, 3003:

                                                             SOFTWARE
                               TELEPHONE       GEMSTONE         AND
                               EQUIPMENT       TRADING      EDUCATIONAL      CORPORATE       CONSOLIDATED
                             ------------    -----------    -----------     ------------     ------------
Revenue, net                 $    42,537     $        -     $   156,077     $         -          198,614
Operating income (loss)         (115,546)          (757)         34,839        (159,099)        (240,563)
Net income (loss)               (147,619)          (757)         45,777        (195,043)        (297,642)
Assets                         1,028,355        124,047         586,546         315,886        2,054,834

For the six months ended June 30, 2003:

                                                             SOFTWARE
                               TELEPHONE       GEMSTONE         AND
                               EQUIPMENT       TRADING      EDUCATIONAL      CORPORATE       CONSOLIDATED
                             ------------    -----------    -----------     ------------     ------------
Revenue, net                 $   548,535     $        -     $   227,555     $         -          776,090
Operating income (loss)         (136,138)        (1,362)         45,697        (272,896)        (364,699)
Net income (loss)               (182,489)        (1,362)         56,635        (335,464)        (462,680)
Assets                         1,028,355        124,047         586,546         315,886        2,054,834

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the second quarter of 2003, management devoted its attention to marketing efforts for the legacy wireline products manufactured by the Comparry's New Delhi subsidiary, RealTime Systems Ltd. ("RTS"), and preparations by RTS to begin production of TV Set-Top Boxes ("STB") As a result of these efforts, the following events occurred subsequently:

(a) In mid-July, an agreement was entered into to supply RTS line drivers and data converters to Select Technologies Limited, of Bangalore, India. The agreement covers purchase orders which may be issued by Select over a three year period with a value of $3,000,000. The initial purchase order from Select has a value of $140,000. The agreement was awarded to RTS despite intense competition from Select's previous supplier, a Pacific Rim manufacturer. Select is a systems integrator serving banks, insurance companies and other corporate customers in India;

(b) In early August, RTS successfully completed initial tests of its pair-gain voice product for use by the national Indian Railway System as part of project which will provide instant communications to emergency agencies from the site of a railroad accident. Purchase orders have been issued to RTS for further test installations, to be conducted in the field at locations in various regions of the country. These orders will be delivered during the current quarter, ending September 30 2003; and

(c) In cooperation with the largest STB manufacturer in Germany, Galaxis Technology AG, RTS is preparing to produce STB units at its factory in New Delhi. STB use has been mandated by the Indian government for users of pay TV services, to be phased-in throughout the country over the next two years. Initially scheduled for July (when adequate supplies of STB units were not available), introduction of the program has been re-scheduled for the September-December time frame in India's four largest cities.

Prototypes of RTS's STB have been delivered to the government agency in charge of this program and to India's largest cable TV network operator, for testing and approval. This step should be completed by mid-September, after which RTS plans initial production of 10,000 units. Thereafter, RTS plans to produce as many as 35,000 STB units per month. To date, no other firm, to our knowledge, has announced plans to produce STB units in India, although imports are anticipated from foreign producers.

Results of Operations
---------------------

Consolidated revenues for the six months ended June 30 totalled $776,090 in 2003 compared to $798,595 in 2002. For the three months then-ended, consolidated revenues were $198,614 in 2003 compared to $360,805 in 2002.

Several factors accounted for these variations. RTS, a manufacturer, was acquired by the Company in December 2002; however, we did act as a distributor of RTS equipment during 2002. For the six months ended June 30, manufacturing shipments amounted to $548,535 in 2003, while distributing revenue totalled $374,614 in 2002. The net loss for the period, for this segment, amounted to $182,489 in 2003 compared to a profit of $44,698 in 2002.

The 2003 loss, in this segment, resulted from a substantial drop in shipments in the second quarter to $42,537, from $505,998 in the previous quarter. Given the fixed costs of operating RTS's 70-employee factory, the sales decline caused a net loss of $297,642 in the second quarter of 2003. As discussed, above, in this Report, steps have been taken - and are underway - to revitalize RTS operations.

Gemstone trading produced the widest revenue variation, year to year, since management's attention was focused on other activities during the six-month period ended June 30, 2003. During this period, there were no sales in this segment while, a year ago, gemstone sales totalled $422,739. In neither period were profit or loss results material.

Operations of the Company's third segment, Software and Educational Services, are conducted by our subsidiary in Mumbai, Distinctive Devices (India), PLC. ("DDI-India"), which began operations in the latter part of 2002. Revenues totalled $71,478 in the first quarter of 2003 and more than doubled to $156,077 in the second quarter ended June 30. Net income for the six months was $56,635. Growth is attributable to generally increased activity in the market for software and hardware services and products and the growing student enrollment in the educational classes offered by DDI-India as a local franchisee of the University of Phoenix and TV satellite provider, Hughes Communications.

Combining the foregoing segment results, consolidated operating losses aggregated $364,699 in the six months ended June 30, 2003, compared to a loss of $316,838 a year earlier, and $240,563 in the three months then-ended compared to $164,366 in 2002. After accounting for interest costs during these periods, and losses arising from the sale and write-down of assets from discontinued operations in the 2002 periods, the net loss for the six months ended June 30, 2003 amounted to $462,680, compared to a loss of $393,282 a year ago, while net losses for the three-month periods ended June 30 were $297,642 in 2003, compared to $203,633 in 2002.

In June 2003, the Company re-purchased the outstanding $400,000 convertible debenture issued in 2001, as described in Note 6 to the within financial statements. In the same month, the first options were issued under the 2002 Stock Option Plan., as more fully described in Note 9 to the statements.

Liquidity
---------

To finance longer term plans to expand the businesses of the Company's subsidiaries, management has been in discussions with underwriters regarding placement of a $10 million five year note issue, which would include warrants to purchase the Company's common stock. In the meantime, the Company is faced with a more immediate need to fund the launch of new RTS products, including STB. To finance these activities, and to alleviate the working capital deficit described in Note 10 to the within financial statements, management is currently negotiating terms for a $2 million, one year, bridge loan, intended to satisfy these requirements. Proposed loan participants are affiliates of the Company and other individuals.

The interim financing will enable RTS to substantially increase sales and to realize meaningful operating earnings. This, in turn, will prove advantageous in negotiating terms and provisions with respect to placement of the proposed longer term note issue.

Risks and Uncertainties
-----------------------

The Company is subject to all the risks inherent in an early stage company in the software, systems and telecommunication industries. These risks include, but are not limited to, a limited operating history, limited resources, dependence upon business and consumer acceptance of its products and services, changes taking place in electronic commerce and the general economic climate. The Company's operating results may be materially affected by these factors.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
   ------------

       31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K
   -----------------------

       No Reports on Form 8-K were filed during the three months ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DISTINCTIVE DEVICES, INC.
                                               (Registrant)


                                         By: /s/ Sanjay Mody
                                             -----------------------------------
Dated: August 19, 2003                       Sanjay Mody
                                             President and CEO
                                             Treasurer and CFO