Form 10QSB
period 2003-09-30
DISTINCTIVE DEVICES INC
filed 2003-11-19
CIK 59963

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

          For the transition period from ______________ to ______________

                          COMMISSION FILE NUMBER 0-2749
                           ---------------------------

                            DISTINCTIVE DEVICES, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                         13-1999951
  (State of incorporation or                         (IRS Identification No.)
         organization)
                           One Bridge Plaza, Ste. 100
                               Fort Lee, NJ 07024
                    (Address of principal executive offices)

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

7,904,736 shares of issuer's common stock, $.001 par value, were outstanding at November 10, 2003. Issuer has no other class of common equity.


==============================================================================

                                    CONTENTS

                                                                            PAGE


PART I.  FINANCIAL INFORMATION...............................................3

Item 1.  Financial Statements (unaudited)....................................3
         CONDENSED CONSOLIDATED BALANCE SHEETS...............................3
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.....................4
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.....................5
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................6

Item 2.  Management's Discussion and Analysis or Plan of Operation..........11

Item 3.  Controls and Procedures............................................13

PART II. OTHER INFORMATION..................................................13

Item 2.  Changes in Securities..............................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURES..................................................................15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2003           2002
                                                    ------------   ------------
                                                    (UNAUDITED)
                       ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                         $    344,768   $    331,036
  Accounts Receivable, Net                               169,817        242,397
  Inventories                                            668,418        713,252
  Prepaid Expenses and Other Current Assets               56,123         53,287
                                                    ------------   ------------
       Total Current Assets                            1,239,126      1,339,972

PROPERTY AND EQUIPMENTS, Net                             757,743        896,843

OTHER ASSETS                                              72,062         91,860
                                                    ------------   ------------
       Total Assets                                 $  2,072,931   $  2,328,675
                                                    ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Term Loan Due Banks                               $     19,508   $    278,899
  Other Loans Payable                                    857,929        620,662
  Accounts Payable and Accrued Liabilities               508,354        318,693
  Accrued Professional Fees                              173,718        138,154
                                                    ------------   ------------
       Total Current Liabilities                       1,559,509      1,356,408

CONVERTIBLE SUBORDINATED DEBENTURES                            -        400,000
                                                    ------------   ------------
       Total Liabilities                               1,559,509      1,756,408
                                                    ------------   ------------
MINORITY INTEREST                                        165,403          2,116
                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 Par; 5,000,000 Shares
    Authorized; None Outstanding                               -              -
  Common Stock, $.001 Par; 50,000 Shares Authorized;
    7,654,736 and 7,008,582 Shares Issued and
    Outstanding as of September 30, 2003 (Unaudited)
    and December 31, 2002, Respectively                    7,655          7,008
  Additional Paid-In Capital                           5,758,994      5,291,413
  Accumulated Deficit                                 (5,418,630)    (4,728,270)
                                                    ------------   ------------
       Total Stockholders' Equity                        348,019        570,151
                                                    ------------   ------------
       Total Liabilities and Stockholders' Equity   $  2,072,931   $  2,328,675
                                                    ============   ============

-------------------
The accompanying notes are an integral part of these financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ---------------------------   ---------------------------
                                                             2003           2002           2003           2002
                                                         ------------   ------------   ------------   ------------
Revenue Net                                              $    137,862   $    (70,882)  $    913,952   $    727,713
Cost of Goods Sold                                             71,515        (34,342)       548,718        685,637
                                                         ------------   ------------   ------------   ------------
       Gross Profit (Loss)                                     66,347        (36,540)       365,234         42,076

Operating Expenses                                            287,991        196,767        951,577        592,221
                                                         ------------   ------------   ------------   ------------
       Operating Loss                                        (221,644)      (233,307)      (586,343)      (550,145)
                                                         ------------   ------------   ------------   ------------

Other Income (Expense):
  Interest and Other Income                                    28,619          5,598         37,823          7,938
  Interest Expense                                            (34,665)       (10,005)      (141,840)       (30,005)
                                                         ------------   ------------   ------------   ------------
       Total Other Expense                                     (6,036)        (4,407)      (104,071)       (22,067)
                                                         ------------   ------------   ------------   ------------
       Loss from Continuing Operations                       (227,680)      (237,714)      (690,360)      (572,212)

Discontinued Operations:
  Loss on Sale and Write-Down of Assets From
    Discontinued Operations, Net of Tax Benefit of
    $0 After Valuation Allowance                                    -              -              -        (58,784)
                                                         ------------   ------------   ------------   ------------
       Net Loss                                          $   (227,680)  $   (237,714)  $   (690,360)  $   (630,996)
                                                         ============   ============   ============   ============

Weighted Average Shares of Common Stock Outstanding(1)      7,654,736      3,189,137      7,257,103      3,189,137
                                                         ============   ============   ============   ============

Loss Per Share - Basic and Diluted:
  Loss From Continuing Operations                        $      (0.03)  $      (0.07)  $      (0.10)  $      (0.18)
  Loss From Discontinued Operations                                 -              -              -          (0.02)
                                                         ------------   ------------   ------------   ------------
  Net Loss Per Share - Basic and Diluted                 $      (0.03)  $      (0.07)  $      (0.10)  $      (0.20)
                                                         ============   ============   ============   ============

(1) The Weighted average shares of common stock outstanding are not adjusted for potential effects of the Conmpany's convertible subordinated debentures and stock options/warrants because of their antidilutive effect.

-------------------
The accompanying notes are an integral part of these financial statements.

                 DISTINCTIVE DEVICES, INC. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                       2003          2002
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:               $(126,599)    $(917,331)
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Property and Equipment              (35,262)      (57,369)
   Issuance of Notes Receivable                             -      (360,771)
                                                    ---------     ---------
     Net Cash Used In Investing Activities            (35,262)     (418,140)
                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Loans                    857,500             -
   Repayment of Loans                                (851,197)            -
   Issuance of Preferred Stock                              -       650,000
   Proceeds from Minority Interest                    169,290             -
                                                    ---------     ---------

     Net Cash Provided by Financing Activities        175,593       650,000
                                                    ---------     ---------

     Increase (Decrease) in Cash and Cash
       Equivalents From Continuing Operations          13,732      (685,471)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                -       125,256

CASH AND CASH EQUIVALENTS:
   Beginning of Period                                331,036       689,958
                                                    ---------     ---------
   End of Period                                    $ 344,768     $ 129,743
                                                    =========     =========

-------------------
The accompanying notes are an integral part of these financial statements.

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


NOTE 2:   INTERIM FINANCIAL DATA

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America for interim financial information. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual consolidated financial statements of the Company as of December 31, 2002 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of its consolidated operations for the three and nine month periods ended September 30, 2003 and consolidated cash flows for the nine month period ended September 30, 2003 are not necessarily indicative of the results of consolidated operations or cash flows for the year ending December 31, 2003.


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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:   INVENTORIES (CONTINUED)

As of September 30, 2003, inventories consisted of the following:

          Raw Materials                 $ 274,828
          Gemstones                       101,450
          Work-in Process                 177,467
          Finished Goods                  114,673
                                        ---------
                                        $ 668,418
                                        =========


NOTE 5:   CONVERTIBLE SUBORDINATED DEBENTURES

In December 2001, the Company issued $400,000 principal amount of 10% convertible subordinated debentures (the "Debentures") which were scheduled to mature in 2006. In June 2003, the Debentures, including accrued interest of $20,000 due thereon, were repurchased by the Company in exchange for 646,154 shares of its common stock.


NOTE 6:   MINORITY INTEREST

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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8:   STOCK OPTIONS (CONTINUED)

On June 9, 2003, the Company granted options to purchase 712,050 shares of common stock to directors and employees, including employees of its subsidiary companies, under the 2002 Stock Option Plan. The stock options, which expire on June 8, 2007, have an exercise price of $.25 per share and vest over a four year period. Compensation expense, amounting to approximately $36,000, related to these options is to be recognized over the vesting period. As of September 30, 2003, none of the options have vested (partially or fully).

The following represents the stock option activity during the current quarter ended September 30, 2003:

                                                              WEIGHTED
                                                              AVERAGE
                                                  SHARES       PRICE
          Beginning Balance, July 1, 2003        712,050      $   .25
          Options granted                              -            -
          Options exercised                            -            -
          Options cancelled                            -            -
                                                 -------      -------
          Ending Balance, September 30, 2003     712,050      $   .25
                                                 =======      =======

If the Company would have elected SFAS No. 123, the fair value of the grants issued would have amounted to approximately $204,000. Since none of the stock options have vested (as previously noted), there is no effect to the pro forma net loss and earnings per share.

The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

          Risk Free Interest Rate                 2.2%
          Expected Dividend Yield                  0%
          Expected Option Life                  4 years
          Expected Stock Price Volatility         193%


NOTE 9:   UNSECURED LOAN

On September 15, 2003, the Company borrowed $425,000 from Combine International, Inc. ("Combine"), repayable in one year with interest at 8%, for working capital purposes. As an inducement for providing this financing, Combine received detachable warrants, valid for five years, to acquire 85,000 shares of the Company's common stock at a price of $.50 per share. Combine's principal, Mr. Mehta, is a director and controlling shareholder of the Company. The warrants were valued, utilizing the Black-Scholes option pricing model, at $54,000. As such, the loan proceeds were allocated to the loan balance and the warrants on a pro rata basis. The allocated value of the warrants, $48,000, effectively discounts the loan balance which will be amortized straight line over the life of the loan. The allocated value of the warrants has been recorded as additional paid-in capital.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10:  GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $690,360 and $630,966 during the nine month periods ended September 30, 2003 and 2002, respectively, and had a working capital deficit of $320,383 at September 30, 2003. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management is seeking to obtain financing through the issuance of debt and equity.

The ability of the Company to continue as a going concern is dependent upon management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 11:  SEGMENT INFORMATION

The Company reports segments based upon the management approach, which approach designates the internal reporting that is used by management for making operating decisions and assessing performance. The Company operates three segments, Telephone Equipment, Gemstone Trading and Software and Educational.

For the three months ended September 30, 3003:

                                                           SOFTWARE
                            TELEPHONE      GEMSTONE          AND
                            EQUIPMENT       TRADING       EDUCATIONAL     CORPORATE        CONSOLIDATED
                            ---------      --------       -----------     ----------       -----------
Revenue, net             $     (500)     $       -      $  138,362        $       -        $  137,862
Operating loss              (89,582)           (53)         (1,273)        (130,736)         (221,644)
Net loss                    (68,902)           (53)         (1,273)        (157,452)         (227,680)
Assets                      825,071        114,994         706,929          425,937         2,072,931

For the nine months ended September 30, 2003:

                                                           SOFTWARE
                            TELEPHONE      GEMSTONE          AND
                            EQUIPMENT       TRADING       EDUCATIONAL     CORPORATE        CONSOLIDATED
                            ---------      --------       -----------     ----------       -----------
Revenue, net             $    548,035      $       -      $  365,917      $       -        $  913,952
Operating income (loss)      (225,720)        (1,415)         44,424       (403,632)         (586,343)
Net income (loss)            (251,391)        (1,415)         56,362       (492,916)         (690,360)
Assets                        825,071        114,994         706,929        425,937         2,072,931

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12:  SUBSEQUENT EVENTS

On October 7, 2003, the Company entered into a Letter of Intent to acquire all outstanding shares of Galaxis Technology, AG, of Lubeck, Germany ("Galaxis"). Galaxis is a developer of digital television and TV set-top box technology and is the largest marketer of such boxes in Germany, and fifth largest in Western Europe. If the transaction is consummated, the Company would issue 6,400,000 shares of its common stock, and other consideration, to complete the acquisition.

On October 10, 2003, the Company advanced $1,000,000 to Galaxis, in accordance with terms of the Letter of Intent. Upon consummation of the above-described transaction, the advance will be treated as a contribution to Galaxis' capital. If the Letter of Intent is terminated prior to closing the transaction, the advance is to be repaid to the Company, with interest at 12% annually. Funds for the advance were borrowed from a third party and are repayable in three years with interest at 5% annually. As an inducement to provide this facility, warrants were issued entitling the lender to purchase up to 1,000,000 shares of the Company's common stock at a price of $.70 per share. The warrants are exercisable, in whole or in part, for a term of ten years. Upon closing, the Company is committed to make an additional contribution of $2,000,000 to Galaxis' capital.

On November 4, 2003, the Company privately-placed 250,000 shares of its unissued common stock with two individual investors at a price of $1 per share. Of these shares, 200,000 are subject to a "put/call" agreement between the Company and the investors whereunder the shares could be repurchased, at the option of the Company or the investors, at prices of $1.25, $1.35 and $1.50 per share at intervals of nine, twelve and eighteen months, respectively, following the purchase date. Proceeds of the placement is to be used for working capital purposes.

The Company plans to complete the acquisition of Galaxis by year end.

During the fourth quarter, RealTime Systems, Ltd. arranged a line of credit with a financial institution in the amount of $400,000 for working capital purposes.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the quarter ended September 30, 2003, management became increasingly involved in our relationship with galaxis technology, ag, of Lubeck, Germany ("Galaxis"). What began as an arrangement to produce TV set-top boxes in our subsidiary's manufacturing facility in New Delhi, utilizing Galaxis technology, evolved into a plan to combine Galaxis' business with ours. The combination has taken the form of our proposed acquisition of all outstanding shares of Galaxis in exchange for 6,400,000 shares of our common stock, as set forth in a Letter of Intent entered into with Galaxis, dated October 7, 2003.

Other consideration called for in the Letter of Intent includes the issuance of warrants to Galaxis' management to acquire 1,250,000 shares of our common stock at $0.70 per share (or market value at closing, if lower), to vest over a three-year period. We also are obliged to set aside at least 3,000,000 shares of our common stock to be sold in a public offering, to be undertaken prior to December 31, 2004. In addition, an advance of $1,000,000, which we made to Galaxis on October 10, 2003, will become a contribution to Galaxis' capital when the transaction closes; if the transaction does not close, the advance will be repaid. We are also committed to make a further contribution of $2,000,000 to Galaxis' capital at the closing, which is scheduled to occur by year end 2003.

Galaxis is a leading developer and marketer of TV set-top boxes and digital TV software in the European Union. Also, Galaxis' technology is licensed to other manufacturers in the EU and elsewhere. Galaxis' revenues and earnings, in U.S. dollar equivalents, approximated $40 million and $3 million, respectively, in 2002.

In other developments, our New Delhi subsidiary, RealTime Systems Ltd. ("RTS"), working in concert with Galaxis, has completed the design and development of a TV set-top box customized for use in India. While mandatory use of this device in India has been delayed, once again, it is now expected to occur early in 2004. Meanwhile, the Indian Government has approved a Direct-to-Home pilot project for TV service, via satellite, to rural areas in the country not presently served by terrestrial transmission. RTS is bidding on the first tender to supply set-top boxes, for this project, to be opened December 2, 2003.

India's growing economy has enhanced prospects for the legacy products and services delivered by RTS and our second Indian subsidiary, Distinctive Devices (India), PLC, located in Mumbai. Based upon these prospects, a significant upturn in our revenues may be expected during the final quarter of 2003 and into 2004, especially if deliveries of set-top boxes by us begin in India early next year.

Results of Operations
---------------------

Consolidated revenues from the nine-month period ended September 30, 2003, totalled $913,952 compared to $727,713 a year earlier. For the three months then-ended, revenues were $137,862 versus a negative amount a year ago, due to the return of gemstone inventory, by a customer, which previously had been recorded as a sale.

Despite a sharp increase in gross profit for the nine-month period in 2003 over 2002, to $365,234 from $42,076, the operating loss increased to $586,343 from $550,145 a year ago and, following a significant increase in interest and other expenses, the net loss rose to $690,360 in 2003 from $630,996 in 2002. The increase in expenses is attributable to the acquisition of RTS in December 2002 which resulted in operating expenses of $951,577 in the 2003 period compared to $592,221 a year earlier, when RTS expenses were only reflected in our consolidated financial statements for a few weeks.

On a segment basis, sales of telephone equipment amounted to $548,035 in the nine months ended September 30, 2003, compared to $374,614 a year earlier. Sales of our systems integration and educational services division were $365,917 in the 2003 nine-month period compared to $5,986 in 2002, when Mumbai operations were beginning. There has been no gemstone trading activity in 2003, to date.

Liquidity
---------

Liquidity was enhanced by receipt of $425,000 in loan proceeds on September 15, 2003. The loan is repayable in one year with interest at 8% per annum. The loan is part of an authorization to borrow up to $2,000,000 whereunder an inducement for the loan is in the form of detachable warrants to acquire Company common stock at $0.50 per share for a term of five years. Warrants are awarded on the basis of one warrant for each $5.00 of the principal amount of the loan. Thus, 85,000 warrants were issued in connection with the $425,000 loan.

Our New Delhi subsidiary, RTS, recently arranged a line of credit with the Bank of India in the amount of $400,000, for working capital purposes. The bank may increase this amount as needed, based upon increases in sales and production in upcoming quarters.

On November 4, 2003, 250,000 shares of the Company's common stock were placed privately with individual investors at a price of $1.00 per share. 80% of these shares are subject to a "put/call" agreement whereunder we may repurchase, or the investor may compel the repurchase of, the acquired shares at premiums to the purchase price of 25%, 35% and 50%, if the repurchase option is exercised at 9, 12 or 18 months after acquisition, respectively, subject to any restrictions on repurchase.

The Company is currently seeking to raise additional capital in private placements of debt or equity securities to a limited group of qualified investors. As part of the Galaxis acquisition we are required to furnish $2,000,000 for certain Galaxis obligations, and we also seek to obtain additional funds for working capital needs. However, no assurance can be given that we will be able to obtain such financing on satisfactory terms, and if successful, the financing might be highly dilutive to current stockholders. The failure to obtain additional financing on satisfactory terms could require us to curtail our operations and could have a potential adverse impact on our results of operations, including the ability to successfully close and thereafter operate Galaxis.

Risks and Uncertainties
-----------------------

We are subject to all the risks inherent in an early stage company in the software, systems and telecommunication industries. These risks include, but are not limited to, a limited operating history, limited resources, limited management personnel, dependence upon business and consumer acceptance of our products and services, operating in foreign countries, changes taking place in electronic commerce and the general economic climate. In addition, we are in the process of acquiring a German company which has operations on a much greater scale and different scope from our current operations. This acquisition will require substantial capital and increased management oversight. Our operating results may be materially affected by these factors, especially by any developments with respect to the Galaxis acquisition. We can give no assurance that we will be able to raise the necessary capital to sustain our current or proposed operations or to operate profitably thereafter.

STATEMENTS CONTAINED HEREIN AND ELSEWHERE IN THIS REPORT CONCERNING FUTURE ACTIVITIES, PERFORMANCE OR INTENTIONS ARE FORWARD-LOOKING STATEMENTS WHICH, BY THEIR NATURE, INVOLVE RISK AND UNCERTAINTY BECAUSE THEY RELATE TO EVENTS, AND DEPEND ON CIRCUMSTANCES, THAT WILL OCCUR IN THE FUTURE, MANY OF WHICH ARE NOT WITHIN OUR CONTROL. WE ARE INCLUDING THIS CAUTIONARY STATEMENT TO MAKE

APPLICABLE AND TO TAKE ADVANTAGE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 FOR ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. ACTUAL RESULTS AND EVENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH STATEMENTS AS THE RESULT OF KNOWN OR UNKNOWN RISKS, UNCERTAINTIES AND/OR OTHER FACTORS AND THERE CAN BE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE CORRECT.

ITEM 3.   CONTROLS AND PROCEDURES

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

                           PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

During the quarter ended September 30, 2003, the Company issued to one person a promissory note in the principal amount of $425,000, together with warrants to purchase 85,000 shares of the Company's Common Stock exercisable for five years. The purchaser is an affiliate of a principal stockholder of the Company, who represented in its purchase agreement that the purchased securities were not registered under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
------------
    10.1 Note Purchase Agreement, dated October 9, 2003, between the Company and the Investor (filed as Exhibit 10.1 to the Company's Form 8-K for an event of October 10, 2003, and incorporated herein by reference thereto).

    10.2 Unsecured Promissory Note in the principal amount of US$1,000,000 from the Company (filed as Exhibit 10.2 to the Company's Form 8-K for an event of October 10, 2003, and incorporated herein by reference thereto).

    10.3       Common Stock Purchase Warrant, dated October 9, 2003 (filed as
               Exhibit 10.3 to the Company's Form 8-K for an event of October 10, 2003, and incorporated herein by reference thereto).

    10.4 Promissory Note, in the principal amount of US$1,000,000 from Galaxis Technology AG to the Company (filed as Exhibit 10.4 to the Company's Form 8-K for an event of October 10, 2003, and incorporated herein by reference thereto).

    31.1* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------
 * Filed herewith


(b) Reports on Form 8-K
-----------------------

No Reports on Form 8-K were filed during the three months ended September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DISTINCTIVE DEVICES, INC.
                                                (Registrant)


                                          By:  /s/ Sanjay Mody
                                               ---------------------------------
Dated:  November 19, 2003                      Sanjay Mody
                                               President and CEO
                                               Treasurer and CFO