Form 10KSB
period 2003-12-31
DISTINCTIVE DEVICES INC
filed 2004-04-16
CIK 59963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              ---        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______

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

                    Issuer's telephone number: (201)363-9922
                                               -------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of class)

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

     Issuer had operating revenues of $1,010,295 for the fiscal year ended December 31, 2003.

     The aggregate market value of voting stock held by non-affiliates of issuer approximated $14,700,000 as of March 31, 2004, computed by reference to the average of the bid and asked prices for such stock as reported by the OTC Bulletin Board.

     20,433,902 shares of issuer's common stock, $.001 par value, were outstanding at March 31, 2004. Issuer had no other class of common equity outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                      INDEX
                                                                            Page

PART I.........................................................................1
  Item 1.  DESCRIPTION OF BUSINESS.............................................1
  Item 2.  DESCRIPTION OF PROPERTIES...........................................7
  Item 3.  LEGAL PROCEEDINGS...................................................8
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................8

PART II........................................................................9
  Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............9
  Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........10
  Item 7.  FINANCIAL STATEMENTS...............................................13
  Item 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................14
  Item 8A. CONTROLS AND PROCEDURES............................................14

PART III......................................................................15
  Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................15
  Item 10. EXECUTIVE COMPENSATION.............................................16
  Item 11. SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT....17
  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................18
  Item 13. EXHIBITS AND REPORTS ON FORM 8-K...................................18
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................21

     SIGNATURES...............................................................22

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Federal securities laws, regarding our business and prospects. Such statements do not include the potential impact of any transactions that may be completed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to uncertainties and risks, including those identified in the section of this report titled Item 6. "Management's Discussion and Analysis or Plan of Operations." We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

GENERAL OVERVIEW
----------------

     Distinctive Devices, Inc., through its subsidiaries, operates in two distinct segments: digital television technologies and telecom access equipment. Our newly-acquired wholly-owned subsidiary, galaxis technology ag, is involved in developing, manufacturing and marketing digital television technologies and in distributing digital Set-Top-Boxes on terrestrial, cable, satellite and IP platforms. Convergence GmbH, a subsidiary of galaxis, is a leading provider of Multimedia Home Platforms ("MHP") on Linux platform and develops advanced software applications for chip manufacturers. Our subsidiary Realtime Systems Ltd. designs, manufactures and sells Multi-Service Access Platforms ("MAP") that provide voice, data and video services over existing copper wire infrastructure for both telecom and cable carriers on networking protocols such as ATM, TCP/IP and other application protocol suites.

HISTORY
-------

     During the fiscal year ended December 31, 2003, the operating business of Distinctive Devices, Inc. ("DDI", the "Company", "we", "our", or "us") was conducted by two subsidiary corporations located in India, namely, Distinctive Devices (India), PLC, based in Mumbai (Bombay) ("DDI-India") and Realtime Systems Ltd., headquartered in New Delhi ("RTS"). DDI-India was organized in September 2001 and is 98.67% owned by the Company. RTS was acquired in December 2002 and 99.97% of its outstanding common stock is held by DDI-India. Our involvement in these Indian operations is attributable to Mr. Mody, a native of India, who became our President and CEO in May 2001. He has been a DDI shareholder and director since March 2000.

     A third subsidiary, International Gemsource, Inc. ("Gemsource"), was formed in January 2002 for the purpose of trading in gemstones. It had no sales activity during 2003, but plans to be active in 2004. A fourth subsidiary, Webpulse Consulting, Inc. ("Webpulse"), was acquired in October 2001. Initially, Webpulse was a provider of software consulting and website management services; it was inactive during 2003. Both companies are based at our offices in Fort Lee, New Jersey.

     On January 14, 2004, we acquired all of the outstanding capital stock of galaxis technology, ag, of Lubeck, Germany ("Galaxis"), together with its subsidiaries OmniScience Multimedia Lab GmbH ("Omniscience") and Convergence GmbH ("Convergence"), in exchange for 6,400,000 shares of our Common Stock, $.001 par value. Additionally, we issued 3,000,000 shares of our Common Stock to Galaxis, for its use to further collateralize its bank borrowings. Under current accounting rules, the 3,000,000 shares are deemed not to be outstanding for financial statement purposes, inasmuch as they are issued to a wholly-owned subsidiary.

     In November 2002, Distinctive Devices, Inc., a New York corporation ("DDI-NY"), which had formed the Company as a wholly-owned subsidiary, merged itself into the Company for the purpose of changing the state of incorporation to the State of Delaware from the State of New York. Immediately prior to the merger, all of the outstanding shares of DDI-NY Preferred Stock were converted into shares of DDI-NY Common Stock, and DDI-NY effected a one-for-six reverse split of the DDI-NY Common Stock. The merger was then concluded on a share-for-share basis. All references herein to shares of Common Stock shall be to the Company's Common Stock, unless indicated otherwise.

BUSINESS ACTIVITIES
-------------------

     - DISTINCTIVE DEVICES INDIA

     DDI-India was established to provide system integration services and solutions to Indian businesses. In addition to its in-house software engineering capabilities, it now acts as a reseller of hardware and software produced by several multi-national manufacturers, as well as its affiliated companies in India and Germany.

     DDI-India also holds the exclusive Hughes Escort Communications franchise for the northern third of Mumbai, which enables it to deliver educational materials via satellite, on a real time basis, to student-enrollees in classrooms on DDI-India's premises. Course materials are furnished by the University of Phoenix and other institutions of learning which offer a number of curriculums leading to undergraduate and advanced degrees and related career opportunities.

     - REALTIME SYSTEMS LTD.

     RTS has been a manufacturer of telecom access equipment for more than 20 years. It now focuses on the engineering, development and production of equipment designed to enable legacy telephone companies to provide DSL services and high-speed multi-line voice and data capabilities, to their customers, over traditional copper-pair landlines.

     RTS, with Galaxis' assistance in late March 2004, completed the approval process for Conax CAS (conditional access system - encryption technology). To our knowledge, RTS is the only approved Indian vendor for Siti Cable to manufacture STBs (Set-Top Boxes) for both cable and DTH (direct to home through satellite) customers. Production is expected to commence late in the second quarter of 2004 and the ramp-up of production after achieving prototypes in small quantities would thereafter commence in the third or fourth quarter of 2004 to cater to both domestic Indian and overseas markets in conjunction with Galaxis customers.

     RTS's facility houses R&D, engineering and production operations. Three customers account for approximately 50% of RTS's sales. Raw materials and components for RTS products are available from a number of sources in India, China, other far eastern countries and the U.S.

     - GALAXIS

     Galaxis is a world leader for providing MHP (multi-media home platform) on Linux for interactive digital TV technologies and manufacture of TV set-top boxes. Multiple product offerings include STBs with high-speed video text and video software for terrestrial, satellite, cable and IP platforms. There is a growing trend for using Linux as the operating system among manufacturers of

STBs worldwide. The high-end STBs include DVB, DSL, VOD and VOIP capabilities together with voice control to operate the system.

     Software for its products is developed by two Galaxis subsidiaries, OmniScience Multimedia Lab GmbH and Convergence GmbH. STB marketing is handled by Galaxis, with sales predominantly to retailers in Germany and cable network operators in Germany, Austria, UK, Spain, Iceland and Finland. Digital TV technology is licensed by a subsidiary to television set manufacturers.

     Our relationship with Galaxis began in mid-2003, when our subsidiary RTS in New Delhi made a decision to manufacture TV STBs. This decision was made in response to an Indian government edict that made the use of STB mandatory for cable network operators, which was to have become effective later that year. To secure a source for the software technology required for these devices, we met with Galaxis, a leader in the development and production of this equipment. What began as a discourse involving the licensing of Galaxis' technology, led to discussions which concluded with the acquisition transaction.

     By the time of the acquisition, Galaxis' engineers and production executives had spent considerable time in New Delhi, planning the production of STB in India, a vast market for these devices. To date, STB have been imported from far eastern manufacturers, subject to Indian tariffs. RTS would thereby benefit from a cost advantage compared to current suppliers. RTS's lower engineering and production costs would also benefit Galaxis, in its marketing efforts in other countries.

     For the year ended December 31, 2002, Galaxis' revenues approximated $37 million with net income of $3 million. For the nine months ended September 30, 2003, Galaxis' revenues and net income were $31 million and $99,000, respectively, and as of September 30, 2003, it had a $39.1 million working capital deficit. For additional financial information regarding Galaxis and its subsidiaries, reference is made to the Company's Report on Form 8-K/A which was filed with the SEC on March 30, 2004 as a follow-on to our Report on Form 8-K announcing the acquisition, which was filed January 23, 2004 for an event of January 14, 2004.

     As part of the Galaxis acquisition, we committed to investing $3,000,000 as contributed capital to Galaxis. $1,000,000 of this commitment was met prior to the acquisition date (as a loan, later converted to capital), $1,000,000 was paid on the acquisition date and $1,000,000 was invested shortly thereafter. For more detailed information, refer to Note 20 to the Notes to the Consolidated Financial Statements herein. Galaxis requires additional working capital to fulfill its business plans, see Item 6 "Management's Discussion and Analysis or Plan of Operations."

     GALAXIS PRODUCT ARCHITECTURE
     ----------------------------

     The future television set will also have access to many services now available from the personal computer, like internet access with its communication, information, shopping, and entertainment services, digital picture, music and movie management, games, and perhaps even the control of household appliances. Most of these additional functions would be controlled through set-top boxes. Thus the set-top box becomes equivalent to the personal computer with its bundling of a variety of applications for home and family.

     The Digital Video Broadcasting ("DVB") standard has revolutionized the world of television since it was introduced more than 10 years ago. The digitalization of product signals permits viewers to receive an ever growing selection of programs and services.

     Since 1996, Galaxis has been one of the pioneers of digital TV technology. It developed a variety of set-top boxes for several pay-TV operators and free-to-air markets. As a member of the DVB project, Galaxis possesses a competent knowledge of the standards for the transmission and reception of digital TV. For years, it acted as an active contributor to the specification and standardization of an interoperable digital television platform which is now being deployed throughout the world.

     Galaxis offers a range of products from the cost-efficient digital receiver up to the fully equipped Personal Video Recorder ("PVR"). The connectivity and the capability of the main processors are aligned with the primary intentions of the user: from simply watching TV up to operating a multimedia entertainment system in the living room. The technology can handle transmission of audio and video content via IP networks according to the DVB over IP standard. The design of the product line reflects the consumer's wish to acquire a device which seamlessly integrates into the home interior and reflects the user's lifestyle.

     Due to the market fragmentation, especially in Europe, the Galaxis product portfolio needs to incorporate a component system to combine several STB chipsets with different real time operating systems, middleware solutions, software applications and return channel technologies. Depending on the business models of digital television service providers and broadcasters, Galaxis needs to fulfill various requirements for conditional access systems ("CAS") and distribution channels. Its digital decoders support digital video broadcast over satellite, cable, terrestrial and IP networks.

     Galaxis provides rapid hardware design services for any set of embedded hardware, including various chipsets based on ARM, MIPS, PowerPC or X86 architecture. Further, it supports a broad range of hardware components including digital television tuners, power supplies and input devices by well-known suppliers.

     Its modular software architecture supports various memory devices, multiple tuners, modems and other audio/video IC's. This gives Galaxis flexibility for production and the ability to react quickly to market movements with regard to availability and price.

     A single software repository handles the whole range of hardware components needed for the different product platforms. The software build system detects the components of the target hardware and automatically loads the relevant drivers during the software compilation process. Because of this modularity, the development cycle of Galaxis' products is drastically accelerated.

     One core software technology is DirectFB, a sub system for all graphics and input related parts on DSP-based digital media processors. DirectFB provides a set of 2D facilities like alpha blending in combination with alpha or color modulation using the texture mapping unit of the underlying graphics hardware. With the recent addition of hardware accelerated OpenGL, DirectFB also enables hardware accelerated 3D operations.

     DirectFB can be used for all user interface based appliances including set-top boxes, game consoles, 3G mobile phones or industrial control panels. This technology enables chipset manufacturers to match their graphic engines to an open standard for software acceleration in order to increase performance and reduce cost.

     Galaxis has defined a standard application programming interface ("API"). The Linux DVB API is a part of the official Linux kernel. Chipset manufacturers benefit by the availability of a clear roadmap for supplying Linux-based device driver support, and can expect shorter time-to-market for their API-enabled hardware solutions. Middleware vendors benefit from more efficient and easier porting of middleware solutions and integration of interactive applications. The

Linux DVB API has helped to leverage open software solutions for digital television and builds upon the work of software developers world-wide.

     The LinuxTV middleware is a modular application library for digital television receivers. The stable, robust and scaleable software architecture can be used for pay TV, video on demand, interactive television as well as internet and DSL based applications. LinuxTV builds upon a resource management layer for the rapid integration of basic DVB and TV functionality on the actual release of the Linux operating system.

     Specific user interfaces on the TV screen and interactive data services by the broadcasters ease the viewer's navigation of the programs offered. Integrated storage media (hard disk and DVD) enable consumers to record, manage and replay television, radio and MP3 content. LinuxTV contains an intuitive, themeable and extensible graphical user interface which typifies detailed menu structures (e.g. for channel navigation), control and playback of recordings, and a versatile program guide.

     Multimedia Home Platform ("MHP"), another successful DVB standard for broadcast and interactive services, defines a general interface between interactive digital applications and the terminals on which those applications execute. This interface decouples different provider's applications from the specific hardware and software details of different MHP terminal implementations. It enables digital content providers to address all types of terminals ranging from low-end to high-end STBs, integrated digital TV sets and multimedia PCs.

     Galaxis also developed a powerful implementation of the DVB MHP standard for digital television applications. The Galaxis MHP stack excels in its low memory footprint and its competitive licensing cost by using the Java virtual machine of IBM. To facilitate third-party application development, Galaxis has designed an MHP Software Developer Kit to support creating, testing, debugging and validating of MHP applications.

MARKETING
---------

     The Indian government has postponed implementation of CAS in India. The implementation date initially was July 2003, first postponed to September 2003 and then until after the Parliamentary general elections to be held in May 2004. Though implementation is not, as yet, mandatory, MSO (Multi Service Operators) or cable operators have already started to implement the STB in four major metropolitan areas. The introduction of DTH (direct to home) via satellite by Siti Cable was launched in November 2003. The CAS for this is based on Conax. To its knowledge, RTS is the only approved local vendor in India which is authorized to produce the STB for the carrier. Currently, these boxes are being imported and the installed base, though small, is growing.

     RTS plans to market these STBs to local franchisees approved by Siti Cable to augment the customer base throughout India.

     The RTS customer base comprises major telecommunications companies, Indian Railways and large system integrators in the domestic Indian market. Marketing with the government-owned carriers is on a tender basis, while all other business is on a negotiated basis. The marketing is conducted by the Mumbai office of DDI-India and two distributors in southern India. Because of its lack of marketing history, RTS' marketing strategy is to appoint additional distributors and to increase its advertising to develop recognition in the marketplace.

MANUFACTURING
-------------

     Although we plan to contract out the manufacture of STBs to contract manufacturers in India, we perform the testing and housing of the products in-house before shipping to customers. This should be cost effective and reduce the need for capital investment. Outside contracting should also eliminate component inventory losses and reduce our administrative and accounting burdens. Based upon the volume of STB business, management will consider upgrading its infrastructure to handle future testing and shipping.

     The raw components for manufacturing are available from other domestic manufacturers and many key components, which are produced only in the Far East or US, are imported to produce the end product.

INTELLECTUAL PROPERTY
---------------------

     Galaxis and its subsidiaries hold 28 patents and 26 copyrights covering STB designs, in addition to trademarks. The development of the MHP on Linux and the plannar antenna are covered by patents and copyrights registered in Europe.

     Many of the latest products are produced and marketed using our own IP and in many cases are bundled with other IP from outside vendors to customize and suit end users requirements.

     Convergence is in advanced stages of discussion for licensing its MHP and Linux to some of the world's largest chip manufacturers for design and development of the next generation of their chip sets for digital TV, although no assurance can be given that any license arrangements will be entered into. These new chip sets should be more cost effective and have several applications and drivers built-in with the help of Convergence IP. Any revenues from these licenses would start at the end of third quarter in 2004.

EMPLOYEES
---------

     Galaxis and its subsidiaries have approximately 100 employees, including 25 engineers and 15 marketing and sales professionals.

     RTS has 72 employees, including 16 software and hardware engineers.

     DDI-India has 14 employees, including professional staff.

     Current relationships with all employees are satisfactory. Except for our subsidiary, Convergence, whose employees are members of a union, none of our other employees are union members.

     Depending upon operations during 2004 of Galaxis and the Indian subsidiaries, we may hire an additional 50-75 professionals in R&D, marketing, administration, manufacturing and sales. We believe that there is an available pool from which we can find suitable employees. In addition, we will retain consultants as needed for specific projects or advice, having already retained one consultant to advise on the telecom industry.

COMPETITION
-----------

     We face intense competition in each of our principal business activities. In virtually all instances, competitors have far greater resources, longer operating histories, and are better known. In addition, we engage in various technological areas, each of which is characterized by frequent changes, improvements and innovations. We require substantial capital and trained personnel to maintain and enhance our products against existing competitors and also against new entrants which have developed or are developing different or improved technologies. Another factor faced by companies engaged in innovative technological products is that after the initial product introduction there is the emergence of similar products which result in reduced sales prices of all the products.

CURRENCY
--------

     The revenues of DDI-India and RTS are realized in Indian Rupees and of Galaxis in EUROs. While Rupees are freely convertible into U.S. dollars, certain restrictions apply to the repatriation of earnings and loan repayments from these Indian subsidiaries to the parent company in the U.S. In most instances, a delay of one year is involved in effecting such transfers, dating from the time of the loan or advance or payment of Indian income tax on the subject earnings. There are no present restrictions between U.S. dollars and EUROs. Unless otherwise indicated, amounts in this report are in U.S. dollars.

ITEM 2. DESCRIPTION OF PROPERTIES
        -------------------------

     DDI leases 2,300 sq. ft. of space in an office complex in Fort Lee, New Jersey at a rental of $5,175 per month. The lease expires in 2005. The offices of DDI, Webpulse and Gemsource are situated at this location.

     DDI-India leases 5,000 sq. ft. of space on two floors of a building located in a commercial section of Mumbai, India at a rental of $1,563 per month. DDI-India's administrative, sales and engineering activities are conducted there, together with classrooms for students enrolled in satellite-delivered educational programs. The lease expires on May 31, 2004, and is renewable year to year thereafter. We intend to renew this lease for an additional year.

     RTS leases a four-story, free standing building in an industrial district of New Delhi, India, comprising approximately 17,000 sq. ft. at a rental of $4,160 per month. The administrative, marketing, R & D, engineering, production and warehouse facilities are housed at this location. The lease expires on March 31, 2006.

     Galaxis leases a three story, free standing building in an industrial section of Lubeck, Germany comprising approximately 16,000 sq. ft. at a rate of
(euro)27,184 per month. The R & D, engineering, marketing and administrative offices of Galaxis and OmniScience are at this location. The lease can be terminated by Galaxis on one year's notice.

     Additional R & D and software engineering activities are conducted at facilities in Wismar, Germany and Livorno, Italy, each occupying about 1,200 sq. ft. of space. Rentals are (euro)1,166 and (euro)965 per month, respectively, and the leases can be terminated by Galaxis on one year's notice.

     Galaxis' second subsidiary, Convergence, conducts its software R & D activities at leased premises in a commercial district in Berlin, Germany, where it occupies approximately 7,600 sq. ft. of space at a monthly rental of
(euro)10,702. The lease expires in December 2005 and is cancelable upon one year's notice.

     Galaxis also leases 15,000 sq. ft. of warehouse space at a second location in Lubeck at a monthly rental of (euro)6,135. The lease is on a month-to-month basis and may be cancelled by Galaxis upon one month's notice.

     We believe our facilities are sufficient for our current needs. Should additional facilities be required in the future, management believes that it should be able to obtain them at rentals comparable to current terms.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     We are involved in litigation which we consider routine and incidental to our business. We do not expect the results of these actions to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

     Our Common Stock, $.001 par value, has been traded over-the-counter under the symbol DDVS since the November 12, 2002 corporate migration from New York to Delaware. Previously, the Common Stock, $.05 par value, of the New York corporation was traded under the symbol DDEV. Quotations are reported in the OTC Bulletin Board and the Pink Sheets OTC Market Report. We have no other common equity outstanding.

     Information provided by the OTC Bulletin Board reports the range of high and low bid quotations for each quarterly period during the two most recent fiscal years, as set forth below. Quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. The trading market for the common stock has not been active, although the level of activity increased somewhat since the Galaxis acquisition. Prices have been adjusted for the one-for-six reverse split which became effective on November 12, 2002.

                                                 BID PRICES
                                                 ----------
                                     2003                          2002
                                     ----                          ----
                               HIGH         LOW              HIGH         LOW
                               ----         ---              ----         ---
Fiscal quarter ended:
   March 31                   $0.09        $0.03            $0.51        $0.18
   June 30                     0.95         0.12             0.21         0.09
   September 30                0.85         0.37             0.18         0.05
   December 31                 1.90         0.60             0.14         0.04

     At March 31, 2004, approximately 1,900 holders of record held our common stock. We estimate that an additional 300 to 400 persons hold our stock in street name.

     We have never paid a dividend on our common stock and have no plan to do so in the foreseeable future.

     Recent Sales of Unregistered Securities:
     ---------------------------------------

     In July 2002, Shrikant Mehta, a director of the Company, purchased a newly-designated series of DDI-NY Preferred Stock. In November 2002, upon the migratory merger, the preferred stock was exchanged for 3,611,111 shares of the Company's Common Stock.

     In December 2002, Combine International, Inc. ("Combine"), a company controlled by Mr. Mehta, loaned the Company $415,000. In consideration of this accommodation, Combine was granted warrants to purchase up to 2,766,666 shares of common stock at a price of $0.15 per share. The warrants were exercised in February 2004. The grant of the warrants and the issuance of the common stock mentioned above, as well as the other issuances and sales of securities mentioned in this section were claimed exempt from the registration provisions of the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D or Regulation S thereunder.

     In June 2003, we exchanged $400,000 principal amount of 10% convertible debentures plus $20,000 accrued interest thereon for 646,154 shares of common stock. The debentures had been acquired in 2001 by a company controlled by Mr. Ammosov, a director of the Company.

     In September 2003, Combine loaned us an additional $425,000. As added consideration, we granted to Combine warrants to acquire 85,000 shares of common stock at $0.50 per share, expiring five years from the issue date.

     In October 2003, we borrowed $1,000,000 from a third-party investor. As an inducement for this facility, we granted to the investor warrants to purchase 1,000,000 shares of common stock at $0.70 per share, expiring 10 years from the issue date.

     In October 2003, two unrelated investors purchased 250,000 shares of common stock for $250,000. 200,000 of these shares are subject to the provisions of a "put/call" agreement which allows the investors to compel us to repurchase, or for us to elect to repurchase, such shares at $1.25, $1.35 or $1.50 per share at time intervals of 9, 12 or 18 months, respectively, after the purchase date, provided that the aggregate amount paid for the repurchased shares shall not exceed $250,000. The "put/call" provisions expire on April 14, 2005.

     On January 14, 2004, an unaffiliated investor purchased 1,000,000 shares of common stock at $1.00 per share and was granted warrants to purchase up to 2,000,000 shares at the same price expiring 10 years from the issue date. During March 2004, the warrants were exercised as to 112,500 shares, and remain exercisable as to 1,887,500 shares.

     On March 8, 2004, two unrelated investors acquired 250,000 shares of common stock and warrants to purchase 37,500 additional shares at $1.00 per share exercisable over a term of five years, for a purchase price of $250,000. We have the right to repurchase the shares at a price of $1.15 per share during the first year following issuance.

     On March 10, 2004, two unaffiliated investors purchased 2,000,000 shares of common stock at $1.00 per share. We have the right to repurchase these shares at a price of $5.00 per share during the first year following issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

     The following discussion should be read in conjunction with Item 1 "Business Section" and the Consolidated Financial Statements and Notes thereto, which appear elsewhere in this Report. This discussion does not include the prior financial results of Galaxis.

RESULTS OF OPERATIONS
---------------------

     Our consolidated net loss for the fiscal year ended December 31, 2003 amounted to $1,137,282, compared to a similar loss of $1,024,688 a year earlier. Although gross profit from operations improved from $194,820 in 2002 to $413,818 in 2003, operating expenses rose from $1,067,737 in 2002 to $1,300,899 in 2003 and interest expense increased from $59,001 in 2002 to $274,766 in 2003, more than offsetting the gross profit improvement.

     Operating expense increases are largely attributable to the inclusion of the RTS costs for all of 2003 (it having been acquired in December 2002), and the uncapitalized portion of costs (certain indirect costs) related to the Galaxis acquisition.

     The increase in interest expense reflects loan balances which were approximately $690,000 higher at the end of 2003, compared to year end 2002. Also, the value of warrants issued during 2003 as an inducement to obtaining loans has been treated as a discount to the loan value, to be amortized over the life of the loan. Such amortization is regarded as interest expense, as explained in Notes 6 and 7 to the Consolidated Financial Statements herein.

     Since signing a letter of intent with Galaxis six months ago, with respect to the acquisition, we have raised over $4.25 million from loans and the sale of our common stock in order to meet our commitment to contribute $3 million to Galaxis' capital, in conformance with the acquisition agreement. In 2004, we advanced an additional $1.3 million to Galaxis to augment its working capital for the processing of orders received from its customers.

     In the business segments we managed during 2003, sales of telephone equipment, software and hardware, and including our share of tuitions derived from educational services, increased to $1,005,000 from $533,000 a year earlier. There was no sales activity in gemstone trading in 2003, as management was occupied with matters relating to the Galaxis acquisition. A year earlier, gemstone sales amounted to $348,000. The consolidated results from these activities has been reported at the beginning of this discussion.

     Management is undertaking an examination of Galaxis seeking to restructure its operations and indebtedness. Success in a restructuring process is only possible through improving various processes and aligning resources. Galaxis should achieve substantial future benefits from less reliance on leasing and reduced travel expenses. It has been active in marketing itself at international exhibitions and supporting its sales agent network over the past years. However, as Galaxis has begun to realize the benefits of these past activities, it plans to eliminate a portion of its prior efforts associated with promoting sales and thus aims to reduce its selling expenses from $1.7 million to $700,000.

     In addition, management believes that the systematic construction of necessary prototypes in India instead of Germany could realize Galaxis savings on the order of $400,000 per year. Volume production for both domestic (India) and overseas requirements should provide purchasing savings of 2% to 4% for the main components, like DSP-chips, tuner, flash memories and housings.

     The present costs to redesign a PCB in Germany are on the order of $20,000. In India, Galaxis expects the cost to be 80% to 90% less. Considering that Galaxis performs approximately 45 redesigns per year, not only can Galaxis save considerable costs, but with the redesign being a low cost task the adaptation of the original designs to customer requirements becomes economically feasible, even for smaller order quantities, which will improve Galaxis' competitiveness.

     Galaxis R&D work, which is the foundation of its technological edge, will be at lower costs given access to quality software and hardware designers at RTS in India.

     Management estimates that the synergy of the Galaxis acquisition when implemented over the next twelve months could reduce operating expenses at Galaxis by approximately $5 million, assuming certain sales levels.

LIQUIDITY AND CAPITAL REQUIREMENTS
----------------------------------

     Approximately $6 million is needed for Galaxis' working capital to enable it to produce goods for purchase orders already received calling for delivery in 2004. In addition, new letter of credit facilities in the range of $10 to $15 million are required to assure delivery of components and sub-assemblies from Galaxis' far eastern suppliers. These requirements include proper funding for STB production by RTS in India.

     At year end 2003, the Company had $516,868 in working capital. However, $1,000,000 of the reported cash balance was reserved for a contribution to Galaxis' capital, scheduled to be paid upon completion of the acquisition. The transaction with Galaxis closed two weeks later.

     At September 30, 2003 (and not included in the Company's consolidated financial statements herein), Galaxis had a working capital deficit of $39.1 million.

     Currently, management is involved in negotiations with prospective lenders and equity investors to provide Galaxis with the needed working capital and letter of credit facilities described above. Given success in this undertaking and anticipating the earnings that will arise from product shipments during 2004, plus funds recently loaned to, and invested in, Galaxis by DDI, a reduction in Galaxis' working capital deficit is expected by year end 2004. It is noted the auditor's report on our consolidated financial statements had stated that our recurring losses and the accumulated deficit raised substantial doubt about our ability to continue as a going concern (see Note 20 to the consolidated financial statements for further information). No assurance can be given that we will be able to obtain the needed working capital, and even if such working capital is obtained, the terms may be highly dilutive to our stockholders, and any debt financing may involve restrictive convenants. Our failure to obtain additional financing on satisfactory terms could require us to curtail our operations.

RISK FACTORS
------------

     Our business, including activities of our recently-acquired subsidiary, Galaxis, could be adversely affected by a number of factors including, among others: limited resources and substantial working capital deficits; technology changes in the industries we serve; extremely competitive pricing environments in markets we serve; reliance upon suppliers of components and sub-assemblies, several with far eastern factories which could be subject to production interruptions; difficulty in effectively managing disparate production, marketing and administrative functions in Germany, India and the U.S.; currency risks associated with the sale of virtually all of our products and services in either Euros or Indian Rupees; our ability to protect our intellectual property, undetected technical problems in products we market; changes in governmental regulations which affect our products or services; and general economic and market conditions.

ITEM 7. FINANCIAL STATEMENTS
        --------------------
                                                                            PAGE
                                                                            ----

Independent Auditor's Report (Goldstein, Lewin & Co.)                        F-1

Independent Auditor's Report (M.B. Nayak & Co.)                              F-2

Consolidated Balance Sheet as of December 31, 2003                           F-3

Consolidated Statements of Operations for the years ended
   December 31, 2003 and 2002                                                F-4

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2003 and 2002                            F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2003 and 2002                                                F-6

Notes to the Consolidated Financial Statements                       F-7-to F-22

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Distinctive Devices, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Distinctive Devices, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit a portion of the consolidated financial statements of Distinctive Devices (India) Private Limited, a majority-owned subsidiary, which statements reflect total assets, not audited by us, constituting 23% of the related consolidated total in 2003 and total revenue constituting 0% and 30% of the related consolidated totals in 2003 and 2002, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Distinctive Devices (India) Private Limited, not audited by us, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devices, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses since inception and has an accumulated deficit as of December 31, 2003. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Goldstein Lewin & Co.

Boca Raton, Florida
March 25, 2004

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Distinctive Devices (India) Private Limited:

We have audited the accompanying consolidated balance sheet of Distinctive Devices (India) Private Limited, an Indian company as at 31st Dec 2003 and the related statement of income, retained earnings for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Distinctive Devises (India) Private Limited and its subsidiaries as at 31st December 2003, and the results of its operations and its cash flow for each of the two years then ended in conformity with "US generally accepted accounting principles".


For M. B. Nayak & Co.
Chartered Accountants

/s/ Mayur Nayak
Proprietor

Mumbai

Dated: 8th March 2004

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                       $  1,167,873
   Short-Term Investments                                                88,965
   Accounts Receivable, Net                                             171,298
   Inventories                                                          724,427
   Prepaid Expenses and Other Current Assets                             73,267
                                                                   ------------
             Total Current Assets                                     2,225,830

PROPERTY AND EQUIPMENT, Net                                             700,872

DEFERRED TRANSACTION COSTS                                               70,000

OTHER ASSETS                                                             73,333
                                                                   ------------

             Total Assets                                          $  3,070,035
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Term Loan Due Banks                                             $    203,722
   Other Loans Payable                                                  875,952
   Accounts Payable and Accrued Liabilities                             478,118
   Accrued Professional Fees                                            151,170
                                                                   ------------

             Total Current Liabilities                                1,708,962
                                                                   ------------

UNSECURED PROMISSORY NOTE                                               509,690
                                                                   ------------

MINORITY INTERESTS                                                      165,403
                                                                   ------------

REDEEMABLE COMMON STOCK                                                 200,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par, 5,000,000 Shares Authorized,
     None Issued and Outstanding                                              -
   Common Stock, $.001 Par, 50,000,000 Shares Authorized,
     7,904,736 Shares Issued and Outstanding                              7,704
Additional Paid-In Capital                                            6,343,828
Accumulated Deficit                                                  (5,865,552)
                                                                   ------------
             Total Stockholders' Equity                                 485,980
                                                                   ------------

             Total Liabilities and Stockholders' Equity            $  3,070,035
                                                                   ============


                                      F-3
                     The Accompanying Notes are an Integral
                 Part of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003             2002
                                                               ------------     ------------
Revenue, Net                                                   $  1,010,295     $    882,134
Cost of Goods Sold                                                  596,477          687,314
                                                               ------------     ------------
             Gross Profit                                           413,818          194,820

Operating Expenses                                                1,300,899        1,067,737
                                                               ------------     ------------
             Operating (Loss)                                      (887,081)        (872,917)

Other Income (Expense):
   Interest and Other Income                                         24,565           47,889
   Interest Expense                                                (274,766)         (59,001)
                                                               ------------     ------------
             Total Other Expense                                   (250,201)         (11,112)
                                                               ------------     ------------
             (Loss) from Continuing Operations                   (1,137,282)        (884,029)

Discontinued Operations:
   Loss on Sale and Write-Down of Assets From
   Discontinued Operations, Net of Tax Benefit of
   $0 After Valuation Allowance                                           -         (140,659)
                                                               ------------     ------------
             Net (Loss)                                        $ (1,137,282)    $ (1,024,688)
                                                               ============     ============

Weighted Average Shares of Common Stock Outstanding (1)           7,411,438        3,775,134
                                                               ============     ============

Loss Per Share - Basic and Diluted:
   Loss From Continuing Operations                             $      (0.15)    $      (0.23)
   Loss From Discontinued Operations                                      -            (0.04)
                                                               ------------     ------------
   Net Loss Per Share - Basic and Diluted                      $      (0.15)    $      (0.27)
                                                               ============     ============

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's convertible subordinated debentures and stock options/warrants because of their antidilutive effect.


                                       F-4
                     The Accompanying Notes are an Integral
                 Part of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                  PREFERRED STOCK            COMMON STOCK        ADDITIONAL                      TOTAL
                               ---------------------   -----------------------    PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                 SHARES      AMOUNT       SHARES       AMOUNT     CAPITAL         DEFICIT        EQUITY
                               ---------   ---------   -----------   ---------   -----------   ------------   -------------
Balance at December 31, 2001     10,000     $ 10,000    3,189,137    $ 956,741   $ 3,549,680   $ (3,703,582)  $   812,839

Issuance of Series D
  Preferred Shares              173,333      173,333            -            -       476,667              -       650,000

Change in Par Value
  Common Stock to $.001                            -            -     (953,552)      953,552              -             -

Conversion of Preferred
  Shares to Common Stock       (183,333)    (183,333)   3,819,445        3,819       179,514              -             -

Issuance of Common Stock
  Warrants                            -            -            -            -       132,000              -       132,000

Net Loss - 2002                       -            -            -            -             -     (1,024,688)   (1,024,688)
                               --------     --------    ---------    ---------   -----------   ------------   -----------

Balance at December 31, 2002          -            -    7,008,582        7,008     5,291,413     (4,728,270)      570,151

Conversion of Convertible
  Subordinated Debentures
  to Common Stock                     -            -      646,154          646       419,354              -       420,000

Issuance of Common Stock
  Warrants                            -            -            -            -       583,111              -       583,111

Issuance of Common Stock              -            -       50,000           50        49,950              -        50,000

Issuance of Redeemable
  Common Stock                        -            -      200,000            -             -              -             -

Net Loss - 2003                       -            -            -            -             -     (1,137,282)   (1,137,282)
                               --------     --------    ---------    ---------   -----------   ------------   -----------

Balance at December 31, 2003          -     $      -    7,904,736    $   7,704   $ 6,343,828   $ (5,865,552)  $   485,980
                               ========     ========    =========    =========   ===========   ============   ===========


                                       F-5
                     The Accompanying Notes are an Integral
                 Part of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              2003               2002
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                             $ (1,137,282)      $ (1,024,688)
   Loss from Discontinued Operations                                              -              140,659
                                                                          ------------       ------------
   Net (Loss) from Continuing Operations                                    (1,137,282)         (884,029)
   Adjustments to Reconcile Net (Loss) to Net Cash Used In
    Continuing Operations:
     Depreciation                                                              250,665            207,598
     Impairment of Goodwill                                                       -                11,221
     Amortization of Loans Payable Discounts                                   122,631               -
     Change in Operating Assets and Liabilities:
       (Increase) Decrease in:
         Accounts Receivable                                                    71,099           (222,597)
         Inventories                                                           (11,175)          (713,252)
         Prepaid Expenses and Other Current Assets                             (19,980)           (46,257)
         Other Assets                                                           18,527            (49,536)
       Increase in:
         Accounts Payable and Accrued Liabilities                              179,425            276,172
         Accrued Professional Fees                                               9,532             87,654
                                                                          ------------       ------------
           Net Cash (Used In) Continuing Operations                           (516,558)        (1,333,026)
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Short-Term Investments                                         95,655               -
   Purchases of Short-Term Investments                                            -              (184,620)
   Acquisition of Property and Equipment                                       (54,694)          (832,713)
   Payments for Deferred Transaction Costs                                     (70,000)              -
                                                                          ------------       ------------
           Net Cash (Used In) Investing Activities                             (29,039)        (1,017,333)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Repayments (Borrowings) on Term Loan Due Banks                          (75,177)           278,899
   Net Proceeds from Other Loan Borrowings                                     392,231            752,662
   Proceeds from Unsecured Promissory Note                                   1,000,000               -
   Issuance of Redeemable Common Stock                                         200,000               -
   Issuance of Common Stock                                                     50,000            650,000
                                                                          ------------       ------------

           Net Cash Provided by Financing Activities                         1,567,054          1,681,561
                                                                          ------------       ------------
           Increase (Decrease) in Cash and Cash Equivalents
            From Continuing Operations                                       1,021,457           (668,798)

Net Cash Provided By Discontinued Operations                                      -               125,256

Cash and Cash Equivalents:
   Beginning of Period                                                         146,416            689,958
                                                                          ------------       ------------
   End of Period                                                          $  1,167,873       $    146,416
                                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     Impairment of Assets Held for Sale                                   $       -          $    140,659
                                                                          ============       ============
     Issuance of Common Stock Warrants                                    $    583,111       $    132,000
                                                                          ============       ============
     Conversion of Convertible Subordinated Debentures to Common Stock    $    420,000       $       -
                                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest Paid                                                          $     50,626       $     20,000
                                                                          ============       ============


                                       F-6
                     The Accompanying Notes are an Integral
                 Part of These Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
--------------------

The Company is currently engaged in three principal activities:

     i) system integration, IT solutions, software resales and educational services, conducted by a subsidiary, Distinctive Devices (India) Private Limited ("DDI-India"), based in Mumbai (Bombay), India.

     ii) manufacture and distribution of multiple-access and digital subscriber line (DSL) wireline equipment marketed to telephone companies in India, conducted by a subsidiary of DDI-India, Real Time Systems Ltd. ("RTS"), based in New Delhi, India. RTS was acquired by DDI-India on December 6, 2002 (Note 15), for nominal consideration, following a series of loans and advances to RTS, from DDI, during 2002. RTS manufactures platforms which enable local telephone companies to provide multi-line and DSL services to customers over existing copper wire infrastructure; and,

     iii) trading in rough and polished gemstones, an activity conducted by a subsidiary, International Gemsource, Inc. ("Gemsource"), based in New Jersey, organized by DDI in January 2002.

At December 31, 2003, the telephone equipment manufacturing and distribution activities are the most significant business segment (Note 20).

Prior to July 2001, Distinctive Devices, Inc.'s ("DDI") principal business activity was the development of a wireless Internet and telecommunication service, which activity was discontinued that month (Note 13).

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of DDI and its subsidiaries: DDI-India, Webpulse Consulting, Inc. (inactive), RTS and Gemsource (collectively known as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents include deposit accounts, money market funds and all highly liquid debt instruments with original maturities of three months or less.

SHORT-TERM INVESTMENTS
----------------------

Short-term investments, stated at market value, consist of certificates of deposit with original maturities over three months.

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

As of December 31, 2003 and 2002, management determined that the accounts receivable are fully collectible. Therefore, no allowance for doubtful accounts was recorded.

INVENTORIES
-----------

Inventories, using the first-in first-out method, consist primarily of raw materials, work-in-progress and finished goods related to the manufacturing of telephone equipment by RTS.

Gemsource's gemstone inventory, at December 31, 2003 and 2002, consists of rough and polished diamonds.

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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF GOODWILL
----------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level, which is at the consolidated financial statement level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. During 2002, management determined that goodwill in the amount of $11,221 was impaired and, as a result, was written-off.

STOCK COMPENSATION
------------------

The Company has a stock based compensation plan, which is described more fully in Note 12. The Company has elected to use the intrinsic valuation method prescribed under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," to account for stock based compensation. Under this method, compensation is measured as the difference between the estimated fair value of the stock at the date of the award less the amount required to be paid. The difference, if any, is charged to expense over the periods of required service.

The following table summarizes the pro forma consolidated results of operations of the Company if the fair value based accounting method in SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting For Stock Based Compensation - Transaction and Disclosure," had been used in accounting for stock options:

                                                                2003
                                                           --------------
     Net loss, as reported                                 $ (1,137,282)
     Total stock based employee compensation expense
     determined under the fair value based method
     for all awards                                             (51,000)
                                                           --------------
     Pro forma net loss                                    $ (1,188,282)
                                                           ==============
     Net loss per share - basic and diluted:
          Net loss per share, as reported                  $      (.15)
                                                           ==============
          Net loss per share, pro forma                    $      (.16)
                                                           ==============

There were no stock options issued for the year ended December 31, 2002.

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

ADVERTISING COSTS
-----------------

Advertising costs are expensed as incurred. Advertising costs incurred were not material for the years ended December 31, 2003 and 2002.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

The cost of materials and equipment acquired for research and development activities that have an alternative future use are capitalized and depreciated over their respective useful lives, ranging from 3 to 10 years. All other research and development costs are expensed as incurred.

INCOME TAXES
------------

The Company accounts for its income taxes using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

LOSS PER SHARE INFORMATION
--------------------------

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. There are no reconciling items in calculating the numerator and denominator for basic and diluted net loss per share for any periods presented as any potential common shares are excluded from the diluted net loss per share calculation as these shares would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION
----------------------------

The balance sheet accounts of DDI-India and RTS, whose functional currency is the Indian Rupee, are translated at exchange rates in effect at December 31, 2003 and statements of operations accounts are translated at the average exchange rate for each of the years ended December 31, 2003 and 2002. Translation adjustments are required to be included as a separate component of stockholders' equity; however, at December 31, 2003 and 2002, translation adjustments were insignificant.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, short-term investments, accounts receivable, and loans and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

RECLASSIFICATION
----------------

The 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2:  CONCENTRATIONS

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
----------------------------------------------------

The Company has cash and certificates of deposits in various foreign financial institutions in India. Amounts deposited in these institutions and parent Company loans to India subsidiaries are subject to various regulatory standards. As of December 31, 2003 and 2002, the Company had approximately $114,000 and $309,000 in these accounts, respectively.

ACCOUNTS RECEIVABLE
-------------------

The Company grants credit to customers, substantially all of whom are businesses located in India. Credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic locations. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.

SALES
-----

During 2003 and 2002, three customers accounted for approximately 50% and 33%, respectively, of sales.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3:  INVENTORIES

Inventories were comprised of the following as of December 31, 2003:

         Raw materials                       $  276,140
         Work-in-process                        176,385
         Finished goods                         170,452
         Gemstones                              101,450
                                             ------------
                                             $  724,427
                                             ============


NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following as of December 31, 2003:

                                              ESTIMATED
                                             USEFUL LIFE
                                               (YEARS)
                                           ----------------
     Computers and software                        5          $  371,573
     Furniture and office equipment               10             187,710
     Technical and production equipment            7             117,767
     Vehicles                                      5              32,964
     Research and development                    3-10            547,470
                                                              ------------
                                                               1,257,484
     Less accumulated depreciation                              (556,612)
                                                              ------------
                                                              $  700,872
                                                              ============


NOTE 5:  TERM LOAN DUE BANKS

RTS has two revolving credit facilities with a local bank ("facility") which enables RTS to borrow up to $330,000 (in local currency equivalent) for working capital purposes. In addition, the facility provides for issuance of Letters of Credit and Performance Bonds, on RTS's behalf, up to maximum amounts of $520,000 and $145,000, respectively (no amounts were outstanding as of December 31, 2003).

Borrowings and commitments under the facility bear interest at various rates, depending upon the type of credit or loan and the facility lending rates at the time the funds are advanced or the commitment is issued. Provisions of the facility do not include mandatory repayment terms. However, the lender may, at any time, declare any outstanding balances due and payable.

The two revolving credit facilities are collateralized by substantially all of RTS's assets and are guaranteed personally by two RTS officers.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6:  OTHER LOANS PAYABLE

UNSECURED DEMAND PROMISSORY NOTE AND LOAN - RELATED PARTY
---------------------------------------------------------

On December 10, 2002, DDI issued a unsecured demand promissory note (the "Note") for $415,000 to Combine International, Inc. ("Combine") (Note 11). A director, who is also the controlling shareholder of DDI, is a principal of Combine. The funds were advanced to DDI in two equal installments during December 2002 and January 2003. The Note is payable, in whole or in part, upon demand with 30 days notice. The Note bears interest at the rate of 12% per annum, payable annually. As an inducement for providing the loan, DDI issued to Combine detachable warrants to purchase 2,766,666 of DDI's common stock at a purchase price of $0.15 per share. The warrants may be exercised, in whole or in part, at any time between June 10, 2003 and December 9, 2007 (expiration). The warrants were valued, utilizing the Black-Scholes option pricing model, at $194,000. As such, the Note proceeds were allocated to the Note balance and the warrants on a pro rata basis. The allocated value of the warrants, $132,000, effectively discounts the Note balance which is being amortized straight-line over the life of the Note, resulting in an effective interest rate of 43%. The allocated value of the warrants has been recorded as additional paid-in-capital. On February 2, 2004, Combine exercised all of the warrants.

On September 15, 2003, DDI issued another loan to Combine amounting to $425,000 (Note 11). The loan is repayable in one year with interest at 8% per annum. As an inducement for providing this loan, Combine received detachable warrants, valid for five years, to acquire 85,000 shares of DDI's common stock at a price of $.50 per share. The warrants were valued, utilizing the Black-Scholes option pricing model, at $54,000. As such, the loan proceeds were allocated to the loan balance and the warrants on a pro rata basis. The allocated value of the warrants, approximately $48,000, effectively discounts the loan balance which is being amortized straight line over the life of the loan, resulting in an effective interest rate of 19.2%. The allocated value of the warrants has been recorded as additional paid-in capital.

As of December 31, 2003, $737,830 (net of $102,170 unamortized discounts) was outstanding on the above debt. Interest expense (including amortization of discounts) incurred on the foregoing transactions for the years ended December 31, 2003 and 2002 amounted to $128,057 and $0, respectively.

UNSECURED LOANS FROM OTHERS
---------------------------

RTS entered into a revised loan agreement with an individual lender in India on June 5, 2002. The loan amount was $625,000 with interest at 12% per annum. Principal of $312,500, plus interest, was paid in 2002. Remaining payments of $156,250 each, plus interest, were payable November 30, 2002 and February 28, 2003. The November 30, 2002 payment was not made as scheduled and the remaining balance due on the note was $312,500 at December 31, 2002. The November 2002 payment was paid in full in January 2003. A partial payment was made against the payment of $156,250 scheduled for February 28, 2003 and the unpaid balance of $136,084 was re-scheduled for payment on May 31, 2003, by verbal agreement between the parties. To date, the remaining balance has not been repaid.

In addition, as of December 31, 2003, the Company had other loans outstanding aggregating $2,038.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7:  UNSECURED PROMISSORY NOTE

On October 9, 2003, the Company borrowed $1,000,000 from a third party, repayable at maturity on October 8, 2006. Interest is payable annually at 5% per annum. As an inducement for providing this financing, the third party received detachable warrants, valid for ten years, to acquire 1,000,000 shares of the DDI's common stock at a price of $.70 per share (Note 11). The warrants were valued, utilizing the Black-Scholes option pricing model, at $1,150,000. As such, the note proceeds were allocated to the note balance and the warrants on a pro rata basis. The allocated value of the warrants, approximately $535,000, effectively discounts the loan balance which is being amortized straight line over the life of the loan, resulting in an effective interest rate of 22.8%. The allocated value of the warrants has been recorded as additional paid-in capital.


NOTE 8:  MINORITY INTERESTS

The Company directly holds a 98.67% equity interest in DDI-India and a 99.97% indirect interest (through DDI-India) in RTS, with minority interests of 1.33% and .03%, respectively.

During 2002, a third party advanced $166,771 to RTS for the issuance of RTS preferred shares (issued in 2003). For consolidated financial statement presentation, the preferred stock has been included in minority interests, as these shares were not owned by the Company.


NOTE 9:  REDEEMABLE COMMON STOCK

During 2003, the Company implemented a private placement offering, whereby the Company is offering and selling up to 30 units. Each unit consists of (i) 80,000 shares (the "Option Shares") of DDI's common stock and (ii) 20,000 shares (the "Regular Shares") of DDI's common stock, for a total purchase price of $100,000 per unit ($1 per share). As additional consideration, the Company is giving the purchaser the right to require the Company to purchase the Option Shares from the purchaser (the "Put Option"). Correspondingly, the purchaser is giving the Company the right to require the purchaser to sell the Option Shares to the Company (the "Call Option"). Per the private placement offering, the purchaser may receive proceeds, from the exercise of the Put Option, up to the amount of his original investment. The Put and Call Options granted to each of the Company and the Purchaser may be exercised as follows:

                                   REQUIRED
                                   PURCHASE
             EXERCISE DATE          PRICE
          -------------------   --------------
          July 14, 2004            $   1.25
          October 14, 2004         $   1.35
          April 14, 2005           $   1.50

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9:  REDEEMABLE COMMON STOCK (CONTINUED)

On October 14, 2003, the Company issued 2 and 1/2 units (50,000 Regular Shares and 200,000 Option Shares) to outside investors for a total purchase price of $250,000 ($1 per share) (Note 11). As a result of the Put Option, the Company has recorded the issuance of the Option Shares, valued at $200,000, as Redeemable Common Stock on the accompanying consolidated balance sheet.


NOTE 10: CAPITAL STOCK

The Company has 5,000,000 authorized shares of preferred stock, par value $.001. The Board of Directors has the authority to issue the shares in one or more series and to fix the assignation preferences, powers and other rights as it deems appropriate. No preferred shares were outstanding at December 31, 2003.

The Company has 50,000,000 authorized shares of common stock, par value $.001. The common stock has one vote per share for the election of directors and all other matters submitted to a vote of the shareholders. The Board of Directors has authorized the issuance of 2,400,000 authorized shares of common stock with call and put options (Note 9). Additionally, the Board of Directors has reserved 6,663,716 shares of common stock for the exercise of options and warrants. At December 31, 2003, there were 7,904,736 shares of common stock outstanding.

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


NOTE 11: SALES OF UNREGISTERED SECURITIES

In July 2002, a director of DDI, paid $650,000 for shares of a newly-designated series of the Company's convertible preferred stock. In November 2002, the purchased shares were converted into 3,611,111 shares of DDI common stock.

In December 2002, Combine loaned the Company $415,000 against issuance of DDI's 12% Unsecured Demand Promissory Note (Note 6) along with detachable warrants to purchase 2,766,666 shares of DDI common stock at $0.15 per share. Issuance of the warrants was claimed as exempt from registration under Section 4(2) of the Securities Act of 1933.

The Company issued 7,008,582 shares of its common stock to the former shareholders of DDI-NY, a New York corporation, in exchange for their DDI-NY common stock (Note 10). The exchange was made pursuant to the exemption provided by Rule 145 under the Securities Act of 1933.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11: SALES OF UNREGISTERED SECURITIES (CONTINUED)

In June 2003, $400,000 of 10% convertible subordinated debentures issued in 2001 plus accrued interest of $20,000 were converted into 646,154 shares of DDI common stock.

In September 2003, Combine loaned an additional $425,000 at 8% interest to DDI (Note 6) along with detachable warrants to purchase 85,000 shares of DDI common stock at $.50 per share. The warrants expire September 2008. Issuance of the warrants was claimed as exempt from registration under Section 4(2) of the Securities Act of 1933.

In October 2003, DDI issued a promissory note to a third party for $1,000,000 at 5% interest per annum (Note 7) along with warrants to purchase 1,000,000 shares of DDI common stock at $.70 per share. The warrants expire October 2013. Issuance of the warrants was claimed as exempt from registration under Section 4(2) of Securities Act of 1933.

In October 2003, the Company issued 250,000 shares of DDI common stock to outside investors (Note 9), valued at $250,000. Issuance of these shares was claimed as exempt from registration under Section 144 of the Securities Act of 1993.

NOTE 12: STOCK OPTIONS

In 2002, the Board of Directors approved the establishment of the 2002 Stock Option Plan (the "Plan"), to provide incentives to attract future employees and retain existing key employees with the Company. The Plan allows the Company to grant options for up to 2,000,000 shares of common stock to employees, officers and directors. The option price is the market price at the date of the grant. The Plan was approved by the shareholders on September 30, 2002.

On June 9, 2003, the Company granted options to purchase 712,050 shares of common stock to directors and employees, including employees of its subsidiary companies. The stock options, which expire on June 8, 2007, have an exercise price of $.25 per share and vest over a four year period. Compensation expense relating to these options was not material to the accompanying consolidated financial statements.

The following represents the stock option activity during the year ended December 31, 2003:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                 OPTIONS          PRICE
                                              -------------   --------------
     Beginning Balance, January 1, 2003                -               -
     Options granted                             712,050         $   .25
     Options exercised                                 -               -
     Options cancelled                                 -               -
                                              -------------   --------------
     Ending Balance, December 31, 2003           712,050         $   .25
                                              =============   ==============

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12: STOCK OPTIONS (CONTINUED)

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


NOTE 13: DISCONTINUED OPERATIONS

On July 2, 2001, the Company's Board of Directors approved the discontinuation of its wireless ISP business and operations ceased that day (Note 1). The net operating results, net assets, and net cash flows of this business have been reported as discontinued operations as follows:

                                                                    2002
                                                                ------------
     Loss from discontinued operations                          $        -

     Loss on disposal of assets of discontinued operations        (140,659)
                                                                ------------

     Net cash flow used in discontinued operations              $ (140,659)
                                                                ============

The Company did not have any transactions in connection with the discontinued operations in 2003.


NOTE 14: INCOME TAXES

The provision for income taxes for the years ended December 31, 2003 and 2002 was $0. The Company has net operating loss carryforwards of approximately $5,300,000, expiring at dates ranging from 2018 to 2024, resulting in a deferred tax asset of approximately $1,994,000 and $1,702,000 as of December 31, 2003 and 2002, respectively. The Company recorded a full valuation allowance with respect to any future tax benefits due to the uncertainty of their ultimate realization. The net increase in the valuation allowance was $292,000 and $302,000 for the years ended December 31, 2003 and 2002, respectively.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15: BUSINESS ACQUISITION

RTS was acquired on December 6, 2002 (Note 1). Prior thereto, for more than a year, the Company had acted as a distributor in Eastern Europe for RTS products. During the latter half of 2002, DDI-India invested approximately $600,000 in RTS and completed the acquisition for nominal cash consideration. RTS has been in business, in India, for more than 21 years. The acquisition was accounted for as a purchase and accordingly operations of this subsidiary have been included in the consolidated financial statements from the date of acquisition. The following information presents unaudited condensed proforma financial information for the consolidated results of operations assuming the acquisition occurred January 1, 2002:

                                                        2002
                                                    ------------
          Revenue                                   $ 1,618,479
                                                    ============
          Net Loss                                  $ 1,368,904
                                                    ============
          Loss Per Share - Basic and Diluted        $      (.36)
                                                    ============

The following information is additional non-cash flow investing information:

                                                        2002
                                                    ------------
          Cash paid                                 $       459
                                                    ============

          Working capital deficit assumed           $  (118,000)
          Fair value of fixed assets                    130,541
          Long Term Debt assumed                        (13,000)
                                                    ============
                                                    $       459
                                                    ============


NOTE 16: COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
----------------

The Company is the lessee on operating leases for facilities located in Fort Lee, New Jersey and New Delhi and Mumbai, India.

In Fort Lee, annual rental is $62,100, payable $5,175 monthly, plus escalation for increases in operating costs, fuel and real estate taxes. The lease expires in June 2005.

In New Delhi, annual rental is $50,031, payable $4,160 monthly, and the lease expires March 31, 2006. In Mumbai, annual rental is $18,756, payable $1,563 monthly. The lease expires May 31, 2004 and is renewable on a year-to-year basis thereafter.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 16: COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES (CONTINUED)
----------------------------

Future minimum lease commitments as of December 31, 2003 for noncancellable operating leases with material or remaining terms in excess of one year are as follows:

                                               MINIMUM
            YEAR ENDING DECEMBER 31,      LEASE COMMITMENTS
          ---------------------------   ---------------------
                      2004                    $ 130,887
                      2005                       81,081
                      2006                       12,480
                                              -----------
                                              $ 224,448
                                              ===========

Rent expense aggregated approximately $122,000 and $102,000 for the years ended December 31, 2003 and 2002, respectively.

LEGAL PROCEEDINGS
-----------------

The Company is involved in legal proceedings relating to claims against the Company which are encountered in the normal course of business. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcome will have no material adverse effects on the financial position of the Company.

NOTE 17: SEGMENTS

The Company reports segments based upon the management approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance. For the years ended December 31, 2003 and 2002, the Company operated three segments, Manufacturing and Distribution of Telephone Equipment, Gemstone Trading and Software Development.

                                   TELEPHONE      GEMSTONE      SOFTWARE
                                   EQUIPMENT       TRADING     DEVELOPMENT     CORPORATE    CONSOLIDATED
                                  ------------   -----------   ------------   ------------  ------------
For the year ended December 31,
  2003:

Revenue                           $ 1,005,134    $         -   $         -    $     5,161   $ 1,010,295
Depreciation                          192,911              -             -         57,754       250,665
Operating loss                       (300,834)        (1,502)            -       (584,745)     (887,081)
Other expense                         (35,377)             -             -       (214,824)     (250,201)
Loss from continuing operations      (336,211)        (1,502)            -       (799,569)   (1,137,282)
Total assets                        1,321,135        138,907        78,278      1,531,715     3,070,035

For the year ended December 31,
  2002:

Revenue                           $   533,701    $   348,433   $         -    $         -   $   882,134
Depreciation                          179,797         15,819        11,982              -       207,598
Operating loss                       (840,153)       (15,198)      (17,566)             -      (872,917)
Other income (expense)                (11,141)             -            29              -        11,112
Income (loss) from continuing
  operations                         (876,732)       (15,198)        7,901              -      (884,029)
Total assets                        2,147,171        103,352        78,152              -     2,328,675

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 18: GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $5,865,552 as of December 31, 2003 and net losses of $1,137,282 and $1,024,688 for the years ended December 31, 2003 and 2002, respectively.

In response to the economic conditions of the Company, management has obtained additional financing through the issuance of DDI common stock and has acquired a new subsidiary (Note 20). Management believes the combination of these actions maximizes the probability of the Company's ability to remain in business.

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets, including intangible assets, or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


NOTE 19: NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (revised in December
2003). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity of the equity investors if the entity does not have the characteristics of a controlling financial interest or does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public entities that are small business issuers, FIN 46 (as revised) is effective for all new variable interest entities created or acquired no later than the end of the first reporting period that ends after December 15, 2004. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.


NOTE 20: SUBSEQUENT EVENTS

ACQUISITION OF GALAXIS TECHNOLOGY AG.
-------------------------------------

On January 14, 2004, the Company completed its acquisition of all of the outstanding capital stock of galaxis technology ag. ("Galaxis") from Media Hill Communication Beratungs - und Vertriebs GmbH, a German corporation, the sole shareholder of Galaxis, in exchange for 6,400,000 shares of DDI's common stock.

In addition, the Company granted non qualified stock options to a member of management and a board member for 1,000,000 shares and 250,000 shares, respectively, of DDI's common stock, exercisable at $.70 per share for five years for their services attributed to the acquisition.

The Company used the estimated value of its common stock of approximately $1.69 per share based upon the average closing price of the Company's common stock for the three trading days before and after the acquisition date. Based on these factors, the estimated value of the shares issued amounted to approximately $10,816,000.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20: SUBSEQUENT EVENTS (CONTINUED)

ACQUISITION OF GALAXIS TECHNOLOGY AG. (CONTINUED)
-------------------------------------------------

The Company used the Black-Scholes option pricing model to determine the estimated fair value of the granted stock options. The assumptions were applied as follows: risk free interest rate 3.12%; expected option life 5 years; expected stock price volatility 184%; expected dividend yield 0%. Based on these assumptions, the estimated value of the options amounted to approximately $2,060,000.

The total estimated purchase price is summarized below:

     Estimated value of common stock issued            $ 10,816,000
     Estimated value of stock options                     2,060,000
     Estimated acquisition transaction costs *              105,000
                                                       -------------
               Total estimated purchase price          $ 12,981,000
                                                       =============

* For the year ended December 31, 2003, the Company paid approximately $70,000, included in the accompanying consolidated balance sheet, in transaction costs which are attributed to the acquisition.

In conjunction with the acquisition, the Company issued to Galaxis 3,000,000 shares of its common stock which were pledged by Galaxis as collateral for Galaxis' debt to Lloyds TSB Bank Plc. The Company agreed to register and sell these shares whereby the proceeds are to satisfy this debt. In the event the net proceeds exceeds the debt, the excess will be paid to Media Hill as additional consideration for the purchase price. Any excess amounts paid will be allocated to the intangible assets acquired.

As currently estimated, the purchase price is less than the estimated fair value of the net assets acquired. As a result, the excess of the estimated fair values over the purchase price, $8,234,018, will be allocated through a reduction of long lived assets for purchase accounting purposes.

The preliminary allocation of the aggregate purchase price to the tangible and intangible assets acquired and liabilities assumed in connection with this acquisition was based upon estimated fair values as determined by management. The preliminary purchase price allocation is summarized below:

     Tangible assets acquired                          $ 12,835,321
     Intangible assets acquired                          51,265,982
     Liabilities assumed                                (51,120,303)
                                                       -------------
          Total estimated purchase price               $ 12,981,000
                                                       =============

The allocation of the intangible assets acquired are as follows: intellectual property of $38,772,591, with an estimated useful life of 10 years and trademarks of $12,493,391, with an estimated useful life of 40 years.

The allocation of the purchase price is preliminary. The purchase price allocation will remain preliminary until the Company completes a third party valuation of identifiable intangible assets acquired and determines the fair values of other assets and liabilities acquired. The final determination of the purchase price allocation is expected to be completed as soon as practicable. The final amounts allocated to assets and liabilities acquired could differ from the amounts presented above.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20: SUBSEQUENT EVENTS (CONTINUED)

Upon closing, the Company entered into an employment agreement with an individual, the CEO of Galaxis, for a period of three years. The employment agreement provides for granted options, exercisable for five years, to purchase 1,250,000 shares of DDI's common stock at an exercise price of $.70 per share, 25% of the shares vesting 6 months after grant, and 25% of the shares to vest on each of the three anniversary dates of the closing.

The Company made a $2,000,000 capital contribution to Galaxis, including converting a prior loan to Galaxis in the principal amount of $1,000,000.

EQUITY TRANSACTIONS
-------------------

On January 14, 2004, the Company sold to one investor 1,000,000 shares of DDI's common stock, together with warrants to purchase 2,000,000 shares of DDI's common stock, exercisable at $1 per share for ten years, for $1,000,000. The Company has the right for a period of one year to repurchase the shares of common stock at a price of $1.50 per share. The $1,000,000 was used as a part of the Company's capital contribution to Galaxis.

On February 2, 2004, Combine exercised its warrants to acquire 2,766,666 shares of DDI's common stock at $.15 per share, aggregating $415,000, the principal amount of the related note (Note 6).

On February 13, 2004, the Company granted options to purchase 308,500 shares of DDI's common stock, with an exercise price of $1.25 per share, to employees, officers and directors of Galaxis.

On February 18, 2004, Company entered into a consulting agreement, renewable annually, with a third party. The third party shall receive, as compensation for services, warrants to purchase up to 200,000 shares of DDI's common stock at an exercise price of $1.65 per share. These warrants vest over a three year period (first vesting date occurs December 14, 2004).

On March 8, 2004, two investors acquired 250,000 shares of DDI's common stock at $1 per share, aggregating $250,000. In connection with the issuance of shares, the Company granted warrants, expiring March 2009, to these investors to purchase 37,500 shares of DDI's common stock at an exercise price of $1 per share. The Company retains a call option, exercisable within one year from the issue date, to repurchase any or all of the shares at $1 per share.

On March 10, 2004, two investors acquired 2,000,000 shares of DDI's common stock at $1 per share, aggregating $2,000,000. The Company retains a call option, exercisable within one year from the acquisition date, to repurchase any or all of the shares at $5 per share.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------------------

     Not applicable

ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     The principal executive and financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003, has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The principal executive and financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003, the date of his most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        -------------------------------------------------
                                                                       Family
Name                       Age         Positions Held               Relationship
----------                -----     --------------------            ------------

Sanjay S. Mody             45       Director, President,             See Note
                                    CEO, Treasurer and CFO
Alexander Ammosov          40       Director                         None
Earl M. Anderson, Jr.      78       Director and Secretary           None
Walter E. Freeman          79       Director                         None
Winfried M. Klimek         51       Director and CEO of Galaxis      None
Shrikant C. Mehta          60       Director                         See Note

Note: Mr. Mehta is Mr. Mody's uncle.

     The term of office of all directors will expire at the next Annual Meeting of Stockholders and when their respective successors have been duly elected and qualified. Officers serve at the pleasure of the directors. The following provides a brief account of the principal occupations of the officers and directors during the past five years.

     Mr. Mody joined Distinctive Devices, Inc., a New York corporation and the Company's predecessor ("DDI-NY"), as a director in March 2000 and assumed his current positions in May 2001 with DDI-NY. He served since 2000 as President of Webpulse Consulting, Inc. (a subsidiary of the Company since October 2001). Previously, he served for four years as a Vice President of Laidlaw Global Securities, Inc., New York City.

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

     Mr. Anderson has acted as an independent management consultant in Florida for more than five years. He served as the President of DDI-NY from 1978 to 1999. He became a director of DDI-NY in 1982.

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

     Mr. Klimek became a director in January 2004 following the Company's acquisition of Galaxis pursuant to the acquisition agreement. He was, and remains, Managing Director and CEO of Galaxis, where he has served in executive capacities, including its predecessors, for more than five years.

     Mr. Mehta has served for more than five years as CEO and President of Combine International, Inc., a major jewelry manufacturer, and Internet Operations Center, Inc., engaged in web hosting and Internet professional services. He is the founder of both companies which are based in the Detroit, Michigan area. He is also a founder and director of several closely-held corporations. He became a director of DDI-NY in 2001.

     The Board of Directors does not presently have any committees. However, it plans to establish an Audit Committee and a Compensation Committee. Upon formation of the Audit Committee, the Board will seek to have one director designated as the "audit committee financial expert," assuming such person meets the qualifications. At that time, the Board shall adopt a Code of Business Conduct and Ethics.

     No compensation was paid for directors' services in 2003.

     Two board meetings were held during the year, at which attendance was 100%. Other matters requiring board action were taken by unanimous written consent of directors, in lieu of a meeting.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     The following table sets forth compensation paid or accrued to the chief executive officer. No other director or officer received compensation exceeding $100,000 for any of the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                   Fee or         Other
Name and Principal Position        Period          Salary      Compensation      Total
---------------------------     -------------    ---------     ------------     -------
Sanjay S. Mody                      2003          $ 35,000         (a)         $ 35,000(a)
President and CEO                   2002           108,000         None         108,000
                                May-Dec. 2001       65,000         None          65,000

(a) Mr. Mody received options for the purchase of 135,000 shares at an exercise price of $0.25 per share.

     Pursuant to the Company's 2002 Stock Option Plan, we may grant stock options to our employees, officers, directors and consultants for up to 2,000,000 shares of Common Stock. In June 2003, options were granted to employees, directors and officers of DDI and our Indian subsidiaries to purchase an aggregate of 712,050 shares at a price of $0.25 per share, including the options to Mr. Mody mentioned above. No options were exercised in 2003.

     In January 2004, in connection with the Galaxis acquisition, the Company granted options to Messrs. Mody and Anderson for the purchase of 1,000,000 shares and 250,000 shares, respectively, exercisable at a price of $.70 per share for a period of ten years.

     Compensation does not include benefits which may be deemed personal, the amount of which cannot be precisely determined.

     The Company has had no formal compensatory plan or contract with respect to the employment, resignation, retirement or termination of any director or officer, nor arising from a change in control of the Company, except with Mr. Klimek under an Employment Agreement that was entered into as part of the Galaxis acquisition. Mr. Klimek serves as President or Managing Director of Galaxis for a term ending December 31, 2006 at a base salary of (euro)180,000. In addition, he was granted options to purchase 1,250,000 shares of Common Stock at a price of $.70 per share, vesting in four equal installments beginning six months after grant, and terminating in five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------

     The following table sets forth certain information regarding our common stock owned on March 31, 2004 (i) by each person who is known to us to own beneficially more than 5% of our common stock, (ii) by each of our directors and officers and (iii) by all directors and officers as a group:

       Name of                             Number of Shares              Percent of
  Beneficial Owner                      Beneficially Owned (1)     Outstanding Shares (2)
  ----------------                      ----------------------     ----------------------
Alexander Ammosov (3)                           945,320                      4.6%
Earl M. Anderson, Jr. (4)                       158,050                      **
Walter E. Freeman (5)                            13,297                      **
Winfried M. Klimek (6)                                -                      -
Shrikant C. Mehta (7)                         3,703,611                     18.0
Shan Mehta                                    2,000,000                      9.8
Media Hill Communication
  Beratungs-Und Vertriebs                     6,400,000                     28.4
Sanjay S. Mody (8)                            1,141,667                      5.4
Mulligan Management, Inc. (9)                 2,200,000                     10.2
Directors and officers as a group -
  6 persons (10)                              5,961,945                     27.9

* The address of the shareholders is c/o Distinctive Devices, Inc., One Bridge Plaza, Suite 100, Fort Lee, New Jersey 07024.
**   Less than 1%

(1) All persons have sole voting and investment power with respect to their shares. Amounts include shares obtainable upon exercise of warrants or stock options currently exercisable or exercisable within 60 days of the date of this table (such warrants or options being deemed "presently exercisable").

(2) For each owner, outstanding shares also includes shares obtainable by virtue of presently exercisable warrants or options held by such owner.

(3) Includes 7,500 shares subject to presently exercisable options. Does not include 22,500 shares subject to options which are not presently exercisable.

(4) Includes 18,750 shares subject to presently exercisable options. Does not include 306,250 shares subject to options which are not presently exercisable.

(5) Includes (i) 5,797 shares owned by his spouse, as to which he disclaims beneficial ownership, and (ii) 7,500 shares subject to presently exercisable options. Does not include 22,500 shares subject to options which are not presently exercisable.

(6) Does not include 1,250,000 shares subject to options which are not presently exercisable.

(7) Includes 92,500 shares subject to presently exercisable warrants and options. Does not include 22,500 shares subject to options which are not presently exercisable.




(8) Includes (i) 800,000 shares subject to presently exercisable warrants and options, of which 766,250 shares underlie warrants and options held by his spouse, and (ii) 187,500 shares held directly by his spouse. He disclaims beneficial ownership of shares owned by his spouse. Excludes 1,101,250 shares subject to options which are not presently exercisable.

(9)  Includes 1,200,000 shares subject to presently exercisable warrants.

(10) Includes 926,250 shares deemed to be owned by directors and officers as a group by virtue of presently exercisable warrants and options, including shares as to which such individuals have disclaimed beneficial ownership, see Notes (3) through (8).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     In August 2002, Mr. Shrikant Mehta, one of our directors, purchased shares of a newly-designated series of DDI-NY Preferred Stock for $650,000. Upon the corporate migration in November 2002, the DDI-NY Preferred Stock was converted into 3,611,111 shares of our common stock.

     On December 10, 2002, Combine, a company controlled by Mr. Shrikant Mehta, loaned the Company $207,500 and agreed to loan an additional $207,500 by January 10, 2003, which monies were advanced on a timely basis. The loan was unsecured, had an interest rate of 12% per annum, and was payable on demand subject to 30 days notice. As added consideration for the loan, we issued to Combine warrants to purchase 2,766,666 shares of common stock, at an exercise price of $0.15 per share and exercisable from June 10, 2003 through December 9, 2007. These warrants were exercised in February 2004.

     On September 5, 2003, Combine loaned the Company $425,000 with interest of 8% per annum, to be repaid in one year. In connection with this transaction, Combine received warrants to purchase 85,000 shares of common stock at a price of $0.50 per share, exercisable for five years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  EXHIBITS

         2.1 Agreement and Plan of Merger, dated July 24, 2002, between Distinctive Devices Inc., a New York corporation, and Registrant (filed as Exhibit A of the Definitive Proxy Statement of Distinctive Devices Inc., dated August 28, 2002, and incorporated herein by reference).

         2.2 Share Purchase Agreement, dated as of December 6, 2002, between Registrant and the stockholders of Real Time Holdings Private Limited, (filed as Exhibit 2 to Registrant's Form 8-K for an event of December 6, 2002, and incorporated herein by reference).

         2.3 Share Purchase Agreement, dated as of January 14, 2004, between Registrant and Media Hill Communication Beratungs- und Vertriebs GmbH (filed as Exhibit 2.1 to Registrant's Form 8-K for an event of January 14, 2004 [the "January 2004 Form 8-K"] and incorporated herein by reference).

         3.1 Certificate of Incorporation of Registrant filed with the Secretary of the State of Delaware on July 10, 2001 (filed as
               Exhibit 3.3 to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

         3.2 By-Laws of Registrant (filed as Exhibit 3.3 to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

         3.3 Certificate of Merger of Distinctive Devices Inc., a New York corporation, and Registrant, filed on November 5, 2002, with the Secretary of State of the State of New York (filed as Exhibit 3.2 to Form 8-K for an event of November 5, 2002, and incorporated herein by reference).

         3.4 Certificate of Merger of Distinctive Devices Inc., a New York corporation, and Registrant, filed on November 6, 2002, with the Secretary of State of the State of Delaware (filed as Exhibit 3.3 to Form 8-K for an event of November 5, 2002, and incorporated herein by reference).

         4.1 2002 Stock Option Plan (filed as Exhibit 4.1 to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2002, and incorporated herein by reference).

         4.2   Common Stock Purchase Warrant, dated December 10, 2002 (filed as
               Exhibit 4.2 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2002 [the "2002 Form 10-KSB"] and incorporated herein by reference).

         4.3   Common Stock Purchase Warrant, dated October 9, 2003 (filed as
               Exhibit 10.3 to the Company's Form 8-K for an event of October 10, 2003 [the "October 2003 Form 8-K"] and incorporated herein by reference).

         4.4 Option Agreement, dated as of January 14, 2004, between Registrant and Winfried Klimek (filed as Exhibit 10.6 to Registrant's January 2004 Form 8-K, and incorporated herein by reference thereto).

         4.5* Option Agreement, dated as of January 14, 2004, between Registrant and Sanjay Mody.

         4.6* Option Agreement, dated as of January 14, 2004, between Registrant and Earl Anderson.

         10.1 Unsecured Demand Promissory Note, dated as of December 10, 2002, by Registrant in favor of Combine International, Inc. in the principal amount of $415,000 (filed as Exhibit 10.5 to Registrant's 2002 Form 10-KSB).

         10.2 Lease Agreement, dated April 1, 2000, with respect to Registrant's Subsidiary's occupancy of premises in New Delhi, India (filed as Exhibit 10.6 to Registrant's 2002 Form 10-KSB).

         10.3 Lease Agreement, dated October 29, 2001, with respect to Registrant's Subsidiary's occupancy of premises in Mumbai, India (filed as Exhibit 10.7 to Registrant's 2002 Form 10-KSB).

         10.4 Note Purchase Agreement, dated October 9, 2003, between Registrant and the Investor (filed as Exhibit 10.1 to Registrant's October 2003 Form 8-K, and incorporated herein by reference thereto).

         10.5 Unsecured Promissory Note in the principal amount of US$1,000,000 from Registrant (filed as Exhibit 10.2 to Registrant's October 2003 Form 8-K, and incorporated herein by reference thereto).

         10.6 Promissory Note, in the principal amount of US$1,000,000 from Galaxis Technology AG to Registrant (filed as Exhibit 10.4 to Registrant's October 2003 Form 8-K, and incorporated herein by reference thereto).

         10.7 Registration Rights Agreement, dated as of January 14, 2004, between Registrant and Media Hill Communication Beratungs- und Vertriebs GmbH (filed as Exhibit 10.1 to Registrant's January 2004 Form 8-K, and incorporated herein by reference thereto).

         10.8 Confidentiality and Non-Competition Agreement, dated as of January 14, 2004, among Registrant, Media Hill Communication Beratungs- und Vertriebs GmbH, Winfried Klimek and Hans-Jurgen Klimek (filed as Exhibit 10.2 to Registrant's January 2004 Form 8-K, and incorporated herein by reference thereto).

         10.9 Pledge Agreement, dated as of January 14, 2004, between galaxis technology AG and Lloyds TSB Bank plc (filed as Exhibit 10.3 to Registrant's January 2004 Form 8-K, and incorporated herein by reference thereto).

         10.10 Escrow Agreement, dated as of January 14, 2004, between Registrant, Lloyds TSB Bank plc and Martin Gollasch, as notary (filed as Exhibit 10.4 to Registrant's January 2004 Form 8-K, and incorporated herein by reference thereto).

         10.11 Klimek Employment Agreement, dated as of January 14, 2004, between Registrant and Winfried Klimek (filed as Exhibit 10.5 to Registrant's January 2004 Form 8-K, and incorporated herein by reference thereto).

         21*   Subsidiaries of the Registrant

         31*   Certification

         32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

     (b) REPORTS ON FORM 8-K

     A Report on Form 8-K, for an event of October 10, 2003, reported in Item 5 the entry into a letter of intent to acquire galaxis technology ag and issuing a $1,000,000 promissory note.

     (c) INDEX OF EXHIBITS FILED HEREWITH.

Exhibit
Number
-------
  4.5 Option Agreement, dated as of January 14, 2004, between Registrant and Sanjay Mody
  4.6 Option Agreement, dated as of January 14, 2004, between Registrant and Earl Anderson
  21     Subsidiaries of the Registrant
  31     Certification
  32     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     For each of the past two fiscal years, the fees to our independent auditors for services they rendered to us were as follows:

                                               2003            2002
                                            ----------      ----------
          Audit and Quarterly Review         $ 71,000        $ 38,191
            Fees
          Audit-Related Fees                    8,051           - 0 -
          Tax Fees                              - 0 -           1,858
          All Other Fees                        - 0 -           - 0 -

     Our Board of Directors (in lieu of any Audit Committee) pre-approved all services provided by our independent auditors, including those set forth above. Our board considered the nature and amount of fees billed by Goldstein Lewin & Co., and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin & Co.'s independence.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DISTINCTIVE DEVICES, INC.
                            -------------------------
                                  (Registrant)


     April 15, 2004                    By: /s/ SANJAY S. MODY
                                           -------------------------------
                                               Sanjay S. Mody
                                               President and Treasurer
                                               Chief Executive Officer
                                               Chief Financial Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     April 15, 2004                    /s/ ALEXANDER AMMOSOV
                                       ---------------------------
                                       Alexander Ammosov
                                       Director



     April 15, 2004                    /s/ EARL M. ANDERSON, JR.
                                       ---------------------------
                                       Earl M. Anderson, Jr.
                                       Director



     April 15, 2004                    /s/ WALTER E. FREEMAN
                                       ---------------------------
                                       Walter E. Freeman
                                       Director



     April   , 2004
                                       ---------------------------
                                       Winfried Klimek
                                       Director



     April 15, 2004                    /s/ SANJAY S. MODY
                                       ---------------------------
                                       Sanjay S. Mody
                                       Director



     April   , 2004
                                       ---------------------------
                                       Shrikant C. Mehta
                                       Director