Form 10QSB
period 2004-03-31
DISTINCTIVE DEVICES INC
filed 2004-05-27
CIK 59963

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2004

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

                                       N/A
                            (Issuer's former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

20,433,902 shares of issuer's common stock, $.001 par value, were outstanding at April 30, 2004. Issuer has no other class of common equity.



===============================================================================

                                    CONTENTS

                                                                           PAGE


PART I.  FINANCIAL INFORMATION...............................................3

Item 1.  Financial Statements................................................3
         Condensed consolidated balance sheet (unaudited)....................3
         Condensed consolidated statements of operations (unaudited).........4
         Condensed consolidated statements of cash flows (unaudited).........5
         Notes to the unaudited condensed consolidated financial statements..6

Item 2.  Management's Discussion and Analysis or Plan of Operation..........15

Item 3.  Controls and Procedures............................................17

PART II. OTHER INFORMATION..................................................17

Item 2.  Changes in Securities and Small Business Issuer Purchases of
                Equity Securities...........................................17

Item 6.  Exhibits and Reports on Form 8-K...................................18

SIGNATURES..................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
      Cash and Cash Equivalents                                    $       2,476,241
      Short-Term Investments                                                  45,780
      Accounts Receivable, Net                                             1,409,544
      Inventories                                                          4,817,401
      Prepaid Expenses and Other Current Assets                            4,242,773
                                                                   -----------------
           Total Current Assets                                           12,991,739
PROPERTY AND EQUIPMENT, Net                                                1,354,200
INTANGIBLE ASSETS, Net                                                    54,162,677
OTHER ASSETS                                                                 469,531
                                                                   -----------------

           Total Assets                                            $      68,978,147
                                                                   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Term Loans Due Banks                                         $      22,213,109
      Other Loans Payable                                                    877,562
      Accounts Payable and Accrued Liabilities                            30,186,381
      Accrued Professional Fees                                              379,214
                                                                   -----------------

           Total Current Liabilities                                      53,656,266
                                                                   -----------------

UNSECURED PROMISSORY NOTE                                                    554,264
                                                                   -----------------
MINORITY INTEREST                                                            165,403
                                                                   -----------------
REDEEMABLE COMMON STOCK                                                      200,000
                                                                   -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred Stock, $.001 Par; 5,000,000 Shares Authorized;                     -
           None Issued and Outstanding
      Common Stock, $.001 Par; 50,000,000 Shares Authorized;
           20,433,902 Shares Issued and Outstanding                           20,234
      Additional Paid-In Capital                                          22,984,799
      Accumulated Deficit                                                 (8,343,501)
      Accumulated Other Comprehensive Loss                                  (259,318)
                                                                   -----------------
           Total Stockholders' Equity                                     14,402,214
                                                                   -----------------
           Total Liabilities and Stockholders' Equity              $      68,978,147
                                                                   =================





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------------
                                                              2004                   2003
                                                           -------------        ------------

Revenue, Net                                               $   3,028,170        $    577,476
Cost of Goods Sold                                             2,341,650             355,071
                                                           -------------        ------------

             Gross Profit                                        686,520             222,405

Operating Expenses                                             5,416,151             346,542
                                                           -------------        ------------

             Operating (Loss)                                 (4,729,631)           (124,137)
                                                           -------------        ------------

Other Income (Expense):
    Other Income                                               2,753,266               2,791
    Interest Expense                                            (501,584)            (43,692)
                                                           -------------        ------------

             Total Other Income (Expense)                      2,251,682             (40,901)
                                                           -------------        ------------

             Net (Loss)                                    $  (2,477,949)       $   (165,038)
                                                           =============        ============

Weighted Average Shares of Common Stock Outstanding (1)       17,274,516           7,008,582
                                                           =============        ============

Net Loss Per Share - Basic and Diluted                     $       (0.14)       $      (0.02)
                                                           =============        ============



(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's common stock equivalents because of their antidilutive effect.









The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 DISTINCTIVE DEVICES, INC. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                   2004                2003
                                                                ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:                           $ (2,427,132)      $   (286,484)
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Business, Net of Cash Paid                         70,004                  -
    Acquisition of Property and Equipment                            (41,762)           (14,492)
    Acquisition of Intangible Assets                              (1,385,173)                 -
    Proceeds from Short-Term Investments                              43,185                  -
                                                                ------------       ------------

        Net Cash Used In Investing Activities                     (1,313,746)           (14,492)
                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Term Loans Due Banks                             1,558,011                  -
    Proceeds from Other Loans Payable                                      -             82,600
    Repayment of Other Loans Payable                                 (26,947)                 -
    Proceeds from Minority Interest                                        -            170,018
    Proceeds from the Exercise of Warrants                           527,500                  -
    Proceeds from Issuance of Common Stock                         3,250,000                  -
                                                                ------------       ------------

        Net Cash Provided by Financing Activities                  5,308,564            252,618
                                                                ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                              (259,318)                 -
                                                                ------------       ------------

        Increase (Decrease) in Cash and Cash Equivalents           1,308,368            (48,358)

Cash and Cash Equivalents:
    Beginning of Period                                            1,167,873            331,036
                                                                ------------       ------------

End of Period                                                   $  2,476,241       $    282,678
                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Business Acquisition (Note 7)
        Working Capital Deficit Assumed, Other than Cash        $ 43,491,222
        Fair Value of Long-Lived Assets Acquired                 (56,367,218)
        Issuance of Common Stock                                  10,816,000
        Issuance of Stock Options                                  2,060,000
        Other Acquisition Costs                                      105,000
                                                                ------------
        Net Cash Provided by Business Acquisition               $    105,004
                                                                ============
        Application of Deferred Acquisition Costs               $     70,000
                                                                ============



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

BASIS OF CONSOLIDATION
----------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiaries (collectively known as the "Company"): galaxis technology ag ("Galaxis"), Omniscience Multimedia Lab Gmbh ("OmniScience"), Convergence Gmbh
("Convergence"), galaxis Hispania SL ("Hispania") (98% owned), Distinctive Devices (India), PLC ("DDI-India") (98.67% owned), RealTime Systems, Ltd ("RTS") (99.97% owned), International Gemsource, Inc. ("Gemsource") and Webpulse Consulting, Inc ("Webpulse").

INTERIM FINANCIAL DATA
----------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America for interim financial information. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual consolidated financial statements of the Company as of December 31, 2003 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2004 and the results of their consolidated operations and cash flows for the three months ended March 31, 2004 and 2003. The results of their consolidated operations and cash flows for the period are not necessarily indicative of the results of consolidated operations or cash flows for the year ending December 31, 2004.

INVENTORIES
-----------

Inventories consist primarily of set-top boxes and telephone equipment materials held by Galaxis and RTS, respectively. Inventories are stated at the lower of cost (first-in, first-out basis) or market.

INTANGIBLE ASSETS
-----------------

Intangible assets, consisting of intellectual property ($40,754,958) and trademarks ($14,517,326), are being amortized straight-line over their respective useful lives, ranging from 10 to 40 years. Amortization for the three months ended March 31, 2004, amounted to $1,109,607.

STOCK-BASED COMPENSATION
-----------------------

The Company granted stock options to directors and employees under the stock option plan that is more fully described in Note 6. The Company accounts for this plan using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION (CONTINUED)
-----------------------------------------

STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------

The proforma effect of the compensation expense would not be material in computing the net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of Statements on Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

REVENUE RECOGNITION
-------------------

Product sales are recognized when an agreement of sale exists, product delivery has occurred, pricing is final or determinable, and collection is reasonably assured.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: INVENTORIES

As of March 31, 2004, inventories consisted of the following:

                Raw Materials                     $ 1,337,169
                Work-in Process                       277,148
                Finished Goods                      3,091,634
                Gemstones                             111,450
                                                  -----------

                                                  $ 4,817,401
                                                  ===========


For the three months ended March 31, 2004, management established a reserve for the market decline and obsolescence of certain inventory, amounting to approximately $300,000 which is included in the above amounts.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3: TERM LOANS DUE BANKS

As at March 31, 2004, term loans due banks consisted of the following:

                Lloyds Bank of Amsterdam - Galaxis          $   15,640,653
                Lloyds Bank of Amsterdam - OmniScience           6,381,485
                Bank of India - RTS                                190,971
                                                            --------------

                                                            $   22,213,109
                                                            ==============

The loan payable to Lloyds Bank of Amsterdam - Galaxis, due on October 31, 2004, bears interest at the financial institution's Libor rate plus 2.5% per annum (3.8% at March 31, 2004). This loan is cancelable in whole or in part by the financial institution at any time upon giving of 14 day written notice to Galaxis.

The loan payable to Lloyds Bank of Amsterdam - OmniScience, due on October 31, 2004, bears interest at the financial institution's Libor rate plus 2.5% per annum (3.8% at March 31, 2004). Galaxis and Convergence are guarantors on the loan. Additionally, Galaxis pledged 3,000,000 shares of DDI's common stock as collateral (Note 7).

RTS has two revolving credit facilities with a local bank ("facilities") which enables RTS to borrow up to $330,000 (in local currency equivalent) for working capital purposes. In addition, the facilities provide for issuance of Letters of Credit and Performance Bonds, on RTS's behalf, up to maximum amounts of $520,000 and $145,000, respectively (no amounts were outstanding as of March 31, 2004).

Borrowings and commitments under the RTS facilities bear interest at various rates, depending upon the type of credit or loan and the facility lending rates at the time the funds are advanced or the commitment is issued. Provisions of the facility do not include mandatory repayment terms. However, the lender may, at any time, declare any outstanding balances due and payable.

The RTS facilities are collateralized by substantially all of RTS's assets and are guaranteed personally by two RTS officers.

NOTE 4: MINORITY INTEREST

The Company directly holds a 98.67% equity interest in DDI-India and a 99.97% indirect interest (through DDI-India) in RTS, with minority interests of 1.33% and .03%, respectively. Additionally, the Company holds a 98% indirect interest (through Galaxis) in Hispania, with a minority interest of 2%.

During 2002, a third party advanced $166,771 to RTS for the issuance of RTS preferred shares (issued in 2003). For financial statement presentation, the preferred stock has been included in minority interests, as these shares were not owned by the Company.

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

During the three-month period ended March 31, 2004, the Company issued unregistered shares of DDI's common stock ("Shares"), and other securities, as follows:

On January 14, 2004, the Company issued 6,400,000 Shares for the acquisition of Galaxis. Additionally, the Company granted 1,000,000 and 250,000 stock options to a member of management and a board member, respectively, to acquire Shares for their services attributed to the acquisition (Note 7).

Also on January 14, 2004, the Company granted stock options to the CEO of Galaxis to acquire 1,250,000 Shares (Note 7).

During January 2004, the Company issued 1,000,000 Shares at $1 per share, to an unaffiliated investor and granted the investor stock warrants to acquire 2,000,000 Shares at the same price, exercisable for a term of 10 years. The Share proceeds became part of the Company's capital contribution to Galaxis (Note 7). During March 2004, a portion of the stock warrants were exercised to acquire 112,500 Shares.

On February 2, 2004, all of the stock warrants issued to Combine International, Inc., in December 2002, were exercised for the purchase of 2,766,666 Shares at $0.15 per share, or $415,000. Prior to the purchase, the stock warrants had been assigned to three unaffiliated investors.

On February 13, 2004, the Company granted 308,500 stock options to Galaxis employees to acquire Shares at a price of $1.25 per share, exercisable for a term of 5 years. The Shares vest 1/3rd on December 31, 2004, 2005 and 2006.

On February 15, 2004, the Company granted 200,000 stock warrants to a third party consultant to acquire Shares at a price of $1.65, exercisable for a term of 10 years. The Shares vest 1/3rd on December 15, 2004, 2005 and 2006. These stock warrants have been valued, utilizing the Black-Scholes option pricing model, at approximately $409,000 and are to be amortized as compensation expense over the vesting period.

On March 8, 2004, two unaffiliated investors acquired 250,000 Shares plus stock warrants to purchase 37,500 additional Shares at a price of $1 per share expiring in 5 years, for an aggregate purchase price of $250,000.

On March 10, 2004, two unaffiliated investors acquired a total of 2,000,000 Shares at a price of $1 per share.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6: STOCK OPTIONS

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

During 2003 and 2004, the Company granted options to purchase 712,050 and 308,500 shares of common stock, respectively, to directors and employees, including employees of its subsidiary companies under the Plan. The stock options, expiring at dates ranging from June 8, 2007 to February 13, 2009, have an exercise price ranging from $.25 to $1.25 per share and vest over a four year period.

On January 14, 2004, the Company granted nonqualified options to purchase 2,500,000 shares of common stock to directors and officers including an officer of one of its subsidiary companies (Note 7). The stock options, which expire on January 13, 2009, have an exercise price of $.70 per share and vest over a three year period.

The following represents the stock option activity during the current quarter ended March 31, 2004:

                                                               WEIGHTED
                                                               AVERAGE
                                               SHARES           PRICE
                                            ------------     ------------
      Beginning Balance, January 1, 2004        712,050      $       .25
      Options granted                         2,808,500              .76
      Options exercised                               -                -
      Options cancelled                               -                -
                                            ------------     ------------

      Ending Balance, March 31, 2004          3,520,550      $       .66
                                            ============     ============

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6: STOCK OPTIONS (CONTINUED)

The pro forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:


                Risk Free Interest Rate                3.03-3.12%
                Expected Dividend Yield                    0%
                Expected Option Life                    5 years
                Expected Stock Price Volatility         163-184%


NOTE 7: BUSINESS ACQUISITION

On January 14, 2004, the Company completed its acquisition of all of the outstanding capital stock of Galaxis from Media Hill, the sole shareholder of Galaxis, in exchange for 6,400,000 shares of DDI's common stock.

The Company used the estimated value of its common stock of approximately $1.69 per share based upon the average closing price of DDI's common stock for the three trading days before and after the acquisition date. Based on these factors, the estimated value of the shares issued amounted to approximately $10,816,000.

In addition, the Company granted non qualified stock options to a member of management and a board member for 1,000,000 shares and 250,000 shares (Note 6), respectively, of DDI's common stock, exercisable at $.70 per share for five years for their services attributed to the acquisition.

The Company used the Black-Scholes option pricing model to determine the estimated fair value of the granted stock options. The assumptions were applied as follows: risk free interest rate 3.12%; expected option life 5 years; expected stock price volatility 184%; expected dividend yield 0%. Based on these assumptions, the estimated value of the options amounted to approximately $2,060,000.

The total estimated purchase price is summarized below:



                Estimated value of common stock issued     $  10,816,000
                Estimated value of stock options               2,060,000
                Estimated acquisition transaction costs          105,000
                                                            ------------

                Total estimated purchase price             $  12,981,000
                                                            ============

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7: BUSINESS ACQUISITION (CONTINUED)

In conjunction with the acquisition, the Company issued to Galaxis 3,000,000 shares of its common stock which were pledged by Galaxis as collateral for Galaxis' debt to Lloyds Bank of Amsterdam (Note 3). The Company agreed to register and sell these shares whereby the proceeds are to satisfy this debt. In the event the net proceeds exceed the debt, the excess will be paid to Media Hill as additional consideration for the purchase price. Any excess amounts paid will be allocated to the intangible assets acquired.

As currently estimated, the purchase price is less than the estimated fair value of the net assets acquired. As a result, the excess of the estimated fair values over the purchase price, $3,935,830, will be allocated through a reduction of long lived assets for purchase accounting purposes.

The preliminary allocation of the aggregate purchase price to the tangible and intangible assets acquired and liabilities assumed in connection with this acquisition was based upon estimated fair values as determined by management. The preliminary purchase price allocation is summarized below:


                Tangible assets acquired               $      12,621,375
                Intangible assets acquired                    55,564,170
                Liabilities assumed                          (55,204,545)
                                                        ----------------

                Total estimated purchase price         $      12,981,000
                                                        ================


The allocation of the intangible assets acquired are as follows: intellectual property of $42,023,322, with an estimated useful life of 10 years and trademarks of $13,540,848, with an estimated useful life of 40 years.

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

Upon closing, the Company entered into an employment agreement with an individual, the CEO of Galaxis, for a period of three years. The employment agreement provides for granted options (among other items), exercisable for five years, to purchase 1,250,000 shares of DDI's common stock at an exercise price of $.70 per share, 25% of the options vesting 6 months after grant, and 25% of the options to vest on each of the three anniversary dates of the closing (Note
6).

The Company made a $3,000,000 capital contribution to Galaxis, including contributing a prior loan to the capital of Galaxis in the principal amount of $1,000,000.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7: BUSINESS ACQUISITION (CONTINUED)

The following information sets forth the unaudited pro-forma consolidated results of operations for the three months ended March 31, 2003 giving effect to the acquisition of Galaxis, as if the acquisition had occurred as of the beginning of the period presented:

             Revenue                                 $    2,897,172
                                                         ==========
             Net loss                                $   (2,139,298)
                                                         ==========
             Net loss per share                      $         (.16)
                                                         ==========


For the three months ended March 31, 2004, amounts relating to the operations of Galaxis are included in the accompanying financial statements.

NOTE 8: GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $2,477,949 and $165,038 during the three months ended March 31, 2004 and 2003, respectively, and had a working capital deficit of approximately $40 million at March 31, 2004. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management is seeking to obtain financing through the issuance of debt and equity.

The ability of the Company to continue as a going concern is dependent upon management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9: SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. The Company operates three segments, Telephone Equipment, Gemstone Trading and Software and Set-Top Box Production and Sales.

For the three months ended March 31, 2004:

                                                                         SOFTWARE
                                                                           AND
                                                                       SET-TOP BOX
                              TELEPHONE            GEMSTONE          PRODUCTION AND
                              EQUIPMENT             TRADING               SALES*             CORPORATE          CONSOLIDATED
                           ----------------     ----------------     ----------------     ----------------    -----------------

Revenue, net               $    334,382         $         -          $   2,693,788        $            -      $    3,028,170
                           ================     ================     ================     ================    =================
Operating income (loss)         (63,565)                 69             (4,553,044)             (113,091)         (4,729,631)
                           ================     ================     ================     ================    =================
Net income (loss)               (71,432)                 69             (2,189,066)             (217,520)         (2,477,949)
                           ================     ================     ================     ================    =================
Total Assets                  1,674,742             128,976             66,725,564               438,865          68,978,147
                           ================     ================     ================     ================    =================

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9: SEGMENT INFORMATION (CONTINUED)

For the three months ended March 31, 2003:


                                                                          SOFTWARE
                                TELEPHONE            GEMSTONE            PRODUCTION
                                EQUIPMENT             TRADING            AND SALES *           CORPORATE          CONSOLIDATED
                             ----------------     ----------------     ----------------     ----------------    -----------------

Revenue, net                 $    505,998         $         -          $      71,478        $            -      $     577,476
                             ================     ================     ================     ================    =================
Operating income (loss)           (20,592)               (605)                10,858              (113,798)          (124,137)
                             ================     ================     ================     ================    =================
Net income (loss)                (251,391)               (605)                10,858              (140,421)          (165,038)
                             ================     ================     ================     ================    =================
Total Assets                    1,165,043             303,304                715,874               228,980          2,413,201
                             ================     ================     ================     ================    =================



* In January 2004, the characteristics of the segment information changed to include the operations of Galaxis (Note 7). The segment information for the three months ended March 31, 2003 does not include such operations.

NOTE 10: SUBSEQUENT EVENTS

On April 20, 2004, the Company entered into a note purchase agreement (the "Agreement") with a third party whereby the Company is to borrow $4,000,000, payable on October 18, 2004, together with accrued interest of 8% per annum. Under the terms of the Agreement, the Company issued warrants, expiring on April 20, 2009, to purchase 800,000 shares of DDI's common stock with an exercise price of $1 per share to the third party. As collateral for the note, three of the Company's officers and directors pledged and delivered Company options, previously issued to them, to purchase 2,500,000 shares in DDI's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

New Subsidiary
--------------

On January 14, 2004, we acquired all outstanding shares of Galaxis from Media Hill, in exchange for 6,400,000 shares of our common stock. We also issued 3,000,000 additional shares to Galaxis which, in turn, were pledged as added collateral to secure Galaxis' existing bank borrowings. Since the latter shares were issued to our subsidiary, they are not deemed to be outstanding for financial statement purposes. In accordance with the acquisition agreement, on or about the date of closing the transaction, we contributed $3,000,000 to Galaxis' capital.

Galaxis is primarily engaged in the design, development, production and marketing of digital TV Set-Top Boxes ("STB"). Revenues from this activity approximated $40 million in 2003, with sales to retailers and cable network operators in Europe. Galaxis STB models function on all broadcast platforms, satellite, terrestrial and the internet, as well as cable, and are offered in a variety of designs from a simple, inexpensive STB to premium units which provide DSL and IP service delivery and are controlled by the user's voice.

Two Galaxis subsidiaries are engaged in software design and development, i.e., OmniScience Multimedia Lab GmbH, based with its parent in Lubeck, and Convergence GmbH, headquartered in Berlin. These companies produce the software utilized in the STBs marketed by Galaxis and also license their technology to other manufacturers.

Convergence is a pioneer and leader in developing and providing Multi-Media Home Platform ("MHP") technology on an open, Linux platform, and it develops advanced software applications for chip manufacturers. We recently announced an agreement between Convergence and Toshiba Electronics Europe, GmbH ("Toshiba") whereunder Convergence's LinuxTV(TM) software will be embedded in Toshiba's newest family of single-chip-sets, "Donau," for the MHP market. These chip-sets will operate interactive digital TV (IDTV) and IDTV STB in the rapidly growing MHP marketplace. Toshiba has scheduled production of the Donau chip-set to begin next year.

Galaxis intends to enter the STB market in India and our planning for this undertaking was underway prior to the acquisition. Our plan is to position Galaxis as the leading STB producer in the country, a vast market for these devices. Working with the staffs of our two Indian subsidiaries, and utilizing the Company's existing facilities there, Galaxis plans an early product introduction in India.

Galaxis units have been approved for use by India's largest cable network operator and we intend to produce STBs locally, to avoid the steep tariffs applied to Indian imports. In time, STBs from India may also be exported to Europe, to satisfy Galaxis' requirements in that market place.

The Indian government has established STB standards and intends to adopt them, in stages, throughout the country. It was planned, initially, to impose the new regulations in four metropolitan markets in 2003. The schedule has been postponed, however, although we expect implementation in the not-too-distant future. Meanwhile, the government agency responsible for administering the program has tested prototypes submitted by STB producers and, to date, to the best or our knowledge, only two have been approved for use, namely, the Galaxis STB and an STB produced by a far east manufacturer.

Results of Operations
---------------------

The acquisition of Galaxis, described above, resulted in a transformation of our Company, our financial position, and our principal business activity. Prior to the acquisition, our total assets approximated $3 million. As disclosed in the financial statements, assets now approximate $69 million, at March 31, 2004. Over this interval, assets and liabilities increased more than 20-fold. In these circumstances, operating comparisons between the first quarters of 2004 and 2003, respectively, would not be meaningful.

During the quarter ended March 31, 2004, the Company's revenues amounted to approximately $3 million, of which, roughly, $2,700,000 was, attributable to Galaxis' sales of set-top boxes and $300,000 to sales of software and telephone access equipment by our two Indian subsidiaries, DDI-India and RTS. The consolidated loss for the three-month period approximated $2.5 million, over $2 million of which was attributable to Galaxis' operations. For more detailed information, please refer to Note 9 to the financial statements.

Galaxis' disappointing performance was due to delays we encountered in completing financings intended to furnish working capital, to Galaxis, so that it could process customer purchase orders. In part, delays arose in negotiations with lenders and investors relating to our private placements of securities and, in part, to transposing Galaxis' financial statements, initially prepared in conformance with German accounting standards, to conform to generally accepted accounting principles (GAAP) in the United States.

Currently, Galaxis enjoys a set-top box order backlog of more than $30 million to be delivered in 2004. With immediate working capital needs resolved, set-top box production and sales should proceed at a more rapid pace.

Liquidity
---------

From October 2003 through April 2004, we raised more than $9 million in a series of private placements of notes and common stock and from the exercise of previously-issued warrants to purchase our common stock. Of this amount, $3 million was contributed to Galaxis' capital in accordance with our commitment under the acquisition agreement and substantial additional sums have been -- or will be -- advanced to Galaxis to enable it to maintain current production and delivery levels.

Galaxis believes that additional purchase orders can be obtained from prospective customers during 2004, provided that working funds are available to process the required production through its regular sub-contract manufacturers. Therefore, efforts to raise additional capital continue, by way of placements of notes or common stock. To the extent that new common shares are sold, current stockholders may experience dilution in the value of their present share holdings.

Despite our fund raising efforts to date, the consolidated financial statements nonetheless disclose a working capital deficit of more than $40 million at March 31, 2004.

Risks and Uncertainties
-----------------------

Our businesses include activities which could be adversely affected by a number of factors including, among others: limited resources and a substantial working capital deficit; technology changes and extremely competitive pricing environments in the industries we serve; competitors who, in most instances, have far greater financial, management and personnel resources; reliance upon suppliers of components and sub-assemblies who have factories in the far east which could be subject to production interruptions; market acceptance of our products and services; difficulties in effectively managing disparate research, development, production, marketing and administrative functions in Germany, India and the U.S.; currency risks associated with the sale of virtually all of our products and services in either Euros or Indian Rupees; our ability to protect our intellectual property; undetected technical problems in products we market; changes in government regulations which affect our products or services; and general economic conditions in markets we serve.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, REGARDING OUR BUSINESS AND PROSPECTS. SUCH STATEMENTS DO NOT INCLUDE THE POTENTIAL IMPACT OF ANY TRANSACTIONS THAT MAY BE COMPLETED AFTER THE DATE HEREOF. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. OUR FUTURE RESULTS MAY DIFFER MATERIALLY FROM OUR PAST RESULTS AND FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO UNCERTAINTIES AND RISKS, INCLUDING THOSE IDENTIFIED IN THE PRECEDING PARAGRAPH. FURTHER, WE DISCLAIM ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AFTER THE DATE OF THIS QUARTERLY REPORT.

ITEM 3. CONTROLS AND PROCEDURES

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three-month period ended March 31, 2004, we issued Shares as follows:

On January 14, 2004, we completed our acquisition of all of the outstanding capital stock of Galaxis from Medial Hill, the sole shareholder of Galaxis, in exchange for 6,400,000 Shares. In addition, 3,000,000 Shares were issued to Galaxis. Additionally, for their services in connection with the acquisition, we granted nonqualified stock options, with exercise prices of $0.70 per Share for five years, to a member of management and a board member for 1,000,000 Shares and 250,000 Shares, respectively.

Also on January 14, 2004, we sold 1,000,000 Shares at $1.00 per Share, to an unaffiliated investor and granted the investor warrants to purchase up to 2,000,000 Shares at the same price, exercisable for a term of 10 years. Sale proceeds became part of our capital contribution to Galaxis. During March 2004, the warrants were exercised as to 112,500 Shares.

Finally, on January 14, 2004, we granted options to the CEO of Galaxis to purchase 1,250,000 Shares at an exercise price of $0.70 per Share: 25% of the options vest six months after the date of the grant and 25% of the options vest on each of the three anniversary dates of the closing of the acquisition.

On February 2, 2004, all warrants issued to Combine International, Inc. in December 2002 were exercised for the purchase of 2,766,666 Shares at $0.15 per share, or $415,000. Prior to the purchase, the warrants had been assigned to three unaffiliated investors.

On February 13, 2004, pursuant to the 2002 Stock Option Plan, the Company granted options to purchase an aggregate of 308,500 Shares to employees at a price of $1.25 per Share for five years: 1/3 of the options vest on December 31, 2004, 2005 and 2006.

On February 15, 2004, we granted 200,000 warrants to purchase Shares at a price of $1.65 per Share for 10 years to a third party consultant: 1/3 of the options vest on December 31, 2004, 2005 and 2006.

On March 8, 2004, two unaffiliated investors acquired 250,000 Shares plus warrants to purchase 37,500 additional Shares at a price of $1.00 per share expiring in 5 years, for an aggregate purchase price of $250,000.

On March 10, 2004, two unaffiliated investors acquired a total of 2,000,000 Shares at a price of $1.00 per share.

Subsequent Event
----------------

On April 22, 2004, an unaffiliated corporation loaned the Company $4,000,000, at 8% annual interest, repayable in 6 months. As added consideration, we granted to the lender warrants to buy up to 800,000 Shares at an exercise price of $1.00 per share, valid for a term of 5 years. In addition, three of our directors pledged options to acquire 2,500,000 Shares, in total, with an exercise price of $0.70 per share, to the lender, to guarantee repayment.

All of the issuances of securities described above were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Regulation D or Regulation S thereunder, and the acquired securities are restricted on resale or other transfer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     2.1 Share Purchase Agreement, dated as of January 14, 2004, between Registrant and Media Hill, filed as Exhibit 2.1 to Registrant's Form 8-K for an event of January 14, 2004 (the "January 2004 Form 8-K") and incorporated herein by reference.

     4.1 Option Agreement, dated as of January 14, 2004, between Registrant and Winfried Klimek, filed as Exhibit 10.6 to Registrant's January 2004 Form 8-K and incorporated herein by reference.

     4.2 Option Agreement, dated as of January 14, 2004, between Registrant and Sanjay Mody, filed as Exhibit 4.5 to Registrant's Form 10-KSB for the year ended December 31, 2003 (the "December 2003 Form 10-KSB") and incorporated herein by reference.

     4.3 Option Agreement, dated as of January 14, 2004, between Registrant and Earl Anderson, filed as Exhibit 4.6 to the December 2003 Form 10-KSB and incorporated herein by reference.

     4.4      Form of Amended and Restated Option Agreement (filed as Exhibit
              10.5 to the Company's Current Report on Form 8-K for an event of April 20, 2004, and incorporated herein by reference).

     10.1 Registration Rights Agreement, dated as of January 14, 2004, between Registrant and Media Hill, filed as Exhibit 10.1 to Registrant's January 2004 Form 8-K and incorporated herein by reference.

     10.2 Confidentiality and Non-Competition Agreement, dated as of January 14, 2004, among Registrant, Media Hill, Winfried Klimek and Hans-Jurgen Klimek, filed as Exhibit 10.2 to Registrant's January 2004 Form 8-K and incorporated herein by reference.

     10.3 Pledge Agreement, dated as of January 14, 2004, between Galaxis and Lloyds TSB Bank plc, filed as Exhibit 10.3 to Registrant's January 2004 Form 8-K and incorporated herein by reference.

     10.4 Escrow Agreement, dated as of January 14, 2004, among Registrant, Lloyds TSB Bank plc and Martin Gollasch, as notary, filed as
              Exhibit 10.4 to Registrant's January 2004 Form 8-K and incorporated herein by reference.

     10.5 Klimek Employment Agreement, dated as of January 14, 2004, filed as Exhibit 10.5 to Registrant's January 2004 Form 8-K and incorporated herein by reference.

     10.6 Note Purchase Agreement, dated April 20, 2004, between the Company and the investor (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K for an event of April 20, 2004, and incorporated herein by reference).

     10.7 Unsecured Promissory Note in the principal amount of US$4,000,000 from the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K for an event of April 20, 2004, and incorporated herein by reference).

     10.8 Warrant Purchase Agreement, dated April 20, 2004, between the Company and the investor (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K for an event of April 20, 2004, and incorporated herein by reference).

     10.9 Pledge Agreement, dated April 20, 2004, by and among certain optionholders, the investor and Thelen Reid & Priest LLP, as Pledge Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K for an event of April 20, 2004, and incorporated herein by reference).

(b)  Reports on Form 8-K
     -------------------

A Report on Form 8-K for an event of January 14, 2004, reported in Item 2 the acquisition of all outstanding capital stock of Galaxis from Media Hill, the sole shareholder of Galaxis, in exchange for 6,400,000 shares of the Company's Common Stock.

A Report on Form 8-K for an event of March 10, 2004, reported in Item 5 the purchase by two investors of an aggregate of 2,000,000 shares of the Company's Common Stock at a price of $1.00 per share.

A Report on Form 8-K/A was filed on March 29, 2004 to amend the Form 8-K filed earlier for an event of January 14, 2004 by providing the required financial information for the earlier filing, with respect to Galaxis.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DISTINCTIVE DEVICES, INC.
                                      (Registrant)


                                 By:  /s/ SANJAY MODY
                                      --------------------------------
Dated:  May 26, 2004                  Sanjay Mody
                                      President and CEO
                                      Treasurer and CFO