Form 10QSB
period 2004-06-30
DISTINCTIVE DEVICES INC
filed 2004-09-24
CIK 59963

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

         For the transition period from ______________ to ______________

                          COMMISSION FILE NUMBER 0-2749
                          -----------------------------

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

20,483,902 shares of issuer's common stock, $.001 par value, were outstanding at June 30, 2004. Issuer has no other class of common equity.

================================================================================

                                    CONTENTS

                                                                            PAGE

PART I  FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

        Condensed consolidated balance sheet (unaudited).......................3
        Condensed consolidated statements of operations (unaudited)............4
        Condensed consolidated statements of cash flows (unaudited)............5
        Notes to unaudited condensed consolidated financial statements.........6

Item 2. Management's Discussion and Analysis or Plan of Operation.............15

Item 3. Controls and Procedures...............................................17

PART II OTHER INFORMATION.....................................................17

Item 2. Changes in Securities and Small Business Issuer Purchases of
        Equity Securities.....................................................17

Item 6. Exhibits and Reports on Form 8-K......................................18

SIGNATURES....................................................................19

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


                           ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                      $  3,995,818
  Short-Term Investments                                               44,320
  Accounts Receivable, Net                                          2,688,543
  Inventories                                                       4,360,492
  Prepaid Expenses and Other Current Assets                         2,854,173
                                                                 ------------
    Total Current Assets                                           13,943,346
PROPERTY AND EQUIPMENT, Net                                         1,174,068
INTANGIBLE ASSETS, Net                                             55,430,583
OTHER ASSETS                                                           62,279
                                                                 ------------
    Total Assets                                                 $ 70,610,276
                                                                 ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Term Loans Due Banks                                           $ 22,182,712
  Other Loans Payable                                               7,156,073
  Accounts Payable and Accrued Liabilities                         28,468,647
  Accrued Professional Fees                                           400,336
                                                                 ------------
    Total Current Liabilities                                      58,207,768
                                                                 ------------
UNSECURED PROMISSORY NOTE                                             598,838
                                                                 ------------
MINORITY INTEREST                                                     165,403
                                                                 ------------
REDEEMABLE COMMON STOCK                                               200,000
                                                                 ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 Par; 5,000,000 Shares Authorized;
   None Issued and Outstanding                                              -
  Common Stock, $.001 Par; 50,000,000 Shares Authorized;
   20,483,902 Shares Issued and Outstanding                            20,284
  Additional Paid-In Capital                                       24,461,506
  Accumulated Deficit                                             (12,724,463)
  Accumulated Other Comprehensive Loss                               (319,060)
                                                                 ------------
    Total Stockholders' Equity                                     11,438,267
                                                                 ------------
    Total Liabilities and Stockholders' Equity                   $ 70,610,276
                                                                 ============


                     The accompanying notes are an integral
      part of these Unaudited Condensed Consolidated Financial Statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                  -------------------------------  -------------------------------
                                        2004            2003             2004            2003
                                  ---------------- --------------  ---------------- --------------
Revenue, Net                       $  4,472,194     $   198,614     $  7,500,364     $    76,090
Cost of Goods Sold                    3,881,973         122,132        6,223,623          77,203
                                  ---------------- --------------  ---------------- --------------
        Gross Profit                    590,221          76,482        1,276,741          98,887

Operating Expenses                    5,355,411         317,945       10,779,772          63,586
                                  ---------------- --------------  ---------------- --------------
        Operating (Loss)             (4,765,190)       (240,563)      (9,503,031)       (364,699)
                                  ---------------- --------------  ---------------- --------------
Other Income (Expense):
   Other Income                       1,467,898           6,069        4,229,207           9,204
   Interest Expense                  (1,083,669)        (63,148)      (1,585,087)       (107,185)
                                  ---------------- --------------  ---------------- --------------
   Total Other Income (Expense)         384,229         (57,079)       2,644,120         (97,981)
                                  ---------------- --------------  ---------------- --------------
   Net (Loss)                      $ (4,380,961)    $  (297,642)    $ (6,858,911)    $  (462,680)
                                  ================ ==============  ================ ==============
Weighted Average Shares of           20,460,276       7,100,890       18,530,491       7,054,991
Common Stock Outstanding (1)      ================ ==============  ================ ==============

Net Loss Per Share - Basic and     $      (0.21)    $     (0.04)    $      (0.37)    $     (0.07)
Diluted                           ================ ==============  ================ ==============

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's common stock equivalents because of their anti-dilutive effect.


                     The accompanying notes are an integral
      part of these Unaudited Condensed Consolidated Financial Statements.

                 DISTINCTIVE DEVICES, INC. AND ITS SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                2004           2003
                                                            ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                       $(8,416,461)    $ (241,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Business, Net of Cash Paid                     70,004              -
   Acquisition of Property and Equipment                         (7,690)        (4,103)
   Acquisition of Intangible Assets                            (746,086)             -
   Proceeds from Short-Term Investments                          44,645              -
                                                            ------------    -----------
      Net Cash Used In Investing Activities                    (639,127)        (4,103)
                                                            ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds (Borrowings) from Term Loans Due Banks        2,674,547       (121,384)
   Net Proceeds from Other Loans Payable                      5,700,545         73,751
   Proceeds from Minority Interest                                    -        169,290
   Proceeds from the Exercise of Warrants                       577,501              -
   Proceeds from the Issuance of Common Stock                 3,250,000              -
                                                            ------------    -----------
      Net Cash Provided by Financing Activities              12,202,593        121,657
                                                            ------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                 (319,060)             -
                                                            ------------    -----------
      Increase (Decrease) in Cash and Cash Equivalents        2,827,945       (123,658)

Cash and Cash Equivalents:
   Beginning of Period                                        1,167,873        331,036
                                                            ------------    -----------
   End of Period                                            $ 3,995,818     $  207,378
                                                            ============    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Business Acquisition (Note 8)
      Working Capital Deficit Assumed, Other than Cash      $45,023,604
      Fair Value of Long-Lived Assets Acquired              (57,899,600)
      Issuance of Common Stock                               10,816,000
      Issuance of Stock Options                               2,060,000
      Other Acquisition Costs                                   105,000
                                                            ------------
      Net Cash Provided by Business Acquisition             $   105,004
                                                            ============

      Application of Deferred Acquisition Costs             $    70,000
                                                            ============


                     The accompanying notes are an integral
      part of these Unaudited Condensed Consolidated Financial Statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

BASIS OF CONSOLIDATION
----------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiaries (collectively known as the "Company"): galaxis technology ag ("galaxis"), Omniscience Multimedia Lab Gmbh ("OmniScience"), Convergence Gmbh ("Convergence"), galaxis Hispania SL ("Hispania") (98% owned), galaxis sales Gmbh, Distinctive Devices (India), PLC ("DDI-India") (98.67% owned), RealTime Systems, Ltd ("RTS") (99.97% owned), International Gemsource, Inc. ("Gemsource") and Webpulse Consulting, Inc ("Webpulse").

INTERIM FINANCIAL DATA
----------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America for interim financial information. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual consolidated financial statements of the Company as of December 31, 2003 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2004 and the results of their consolidated operations for the three and six months ended June 30, 2004 and 2003 and of their consolidated cash flows for the six months ended June 30, 2004 and 2003. The results of their consolidated operations and cash flows for the period are not necessarily indicative of the results of consolidated operations or cash flows for the year ending December 31, 2004.

INVENTORIES
-----------

Inventories consist primarily of set-top boxes and telephone equipment materials held by galaxis and RTS, respectively. Inventories are stated at the lower of cost (first-in, first-out basis) or market.

INTANGIBLE ASSETS
-----------------

Intangible assets, consisting of intellectual property and trademarks (Note 8), are being amortized straight-line over their respective useful lives, ranging from 10 to 40 years.

STOCK-BASED COMPENSATION
------------------------

The Company granted stock options to directors and employees under the stock option plan that is more fully described in Note 7. The Company accounts for this plan using the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

The proforma effect of the compensation expense would not be material in computing the net (loss) and (loss) per share if the Company had applied the fair value recognition provisions of Statements on Financial Accounting

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION (CONTINUED)

Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, " and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure. "

REVENUE RECOGNITION
-------------------

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

NOTE 2:  INVENTORIES

As of June 30, 2004, inventories consisted of the following:

     Raw Materials         $   940,601
     Work-in Process           152,127
     Finished Goods          3,156,314
     Gemstones                 111,450
                           -----------

                           $ 4,360,492
                           ===========


NOTE 3:  TERM LOANS DUE BANKS

As of June 30, 2004, term loans due banks consisted of the following:

     Lloyds Bank of Amsterdam - galaxis      $ 21,996,681
     Bank of India - RTS                          186,031
                                             $ 22,182,712

The loan payable to Lloyds Bank of Amsterdam, due on October 31, 2004, bears interest at the financial institution's Libor rate plus 2.5% per annum (5.25% at June 30, 2004). This loan is cancelable in whole or in part by the financial institution at any time upon giving of 14 day written notice to galaxis. Additionally, galaxis pledged 3,000,000 shares of DDI's common stock as collateral (Note 8).

RTS has two revolving credit facilities (the "facilities") with a local bank which enable RTS to borrow up to $330,000 (in local currency equivalent) for working capital purposes. In addition, the Facilities provide for issuance of Letters of Credit and Performance Bonds, on RTS's behalf, up to maximum amounts of $520,000 and $145,000, respectively ($173,213 was outstanding as of June 30, 2004).

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  TERM LOANS DUE BANKS (CONTINUED)


Borrowings and commitments under the Facilities bear interest at various rates, depending upon the type of credit or loan and the lending rates at the time the funds are advanced or the commitment is issued. Provisions of the facilities do not include mandatory repayment terms. However, the lender may, at any time, declare any outstanding balances due and payable.

The Facilities are collateralized by substantially all of RTS's assets and are guaranteed personally by two RTS officers.

NOTE 4:  OTHER LOANS PAYABLE

As of June 30, 2004, Other Loans Payable consisted of the following:

     Twinkle International                  $ 4,000,000
     Solectron                                1,154,144
     Combine International, Inc.                840,000
     Omnivest                                   639,731
     GXV                                        612,785
     Nasuleb, Inc.                              200,000
     Other                                      423,513
                                            -------------
                                              7,870,173
     Less: Unamortized Discount                (714,100)
                                            -------------
                                            $ 7,156,073
                                            =============

On April 20, 2004, the Company entered into a note purchase agreement (the "Agreement") with Twinkle International, whereby the Company may borrow $4,000,000, repayable on October 18, 2004, together with accrued interest of 8% per annum. Under the terms of the Agreement, the Company issued warrants to the lender, expiring on April 20, 2009, to purchase 800,000 shares of DDI's common stock at an exercise price of $1 per share (Note 6). The warrants were valued, utilizing the Black-Scholes option pricing model, at $1,608,000. As such, the note proceeds were allocated to the note balance and the warrants on a pro rata basis. The allocated value of the warrants, $1,146,933, effectively discounted the note balance, which is being amortized straight-line over the life of the note, resulting in an effective interest rate of 88%. The allocated value of the warrants has been recorded as additional paid-in-capital. As collateral for the note, three of the Company's officers and directors pledged personally-held stock options previously issued to them to purchase 2,500,000 shares of DDI's common stock.

A director of the Company, who is also the controlling shareholder of DDI, is a principal of Combine International, Inc.

The amounts due to Solectron are various non-interest bearing short-term loans payable at various dates ranging from July 1 to August 30, 2004.

Omnivest and GXV are entities based in Germany controlled by a principal officer of galaxis.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  MINORITY INTEREST

The Company directly holds a 98.67% equity interest in DDI-India and a 99.97% indirect interest (through DDI-India) in RTS, with minority interests of 1.33% and .03%, respectively. Additionally, the Company holds a 98% indirect interest (through galaxis) in Hispania, with a minority interest of 2%.

During 2002, a third party advanced $166,771 to RTS for the issuance of RTS preferred shares (issued in 2003). For financial statement presentation, the preferred stock has been included in minority interest, as these shares are not owned by the Company.

NOTE 6:  CAPITAL STRUCTURE

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

During the six-month period ended June 30, 2004, the Company issued unregistered shares of DDI's common stock ("Shares"), and other securities, as follows:

On January 14, 2004, the Company issued 6,400,000 Shares for the acquisition of galaxis. Additionally, the Company granted 1,000,000 and 250,000 stock options to a member of management and a board member, respectively, to acquire Shares for their services attributed to the acquisition (Notes 7 and 8).

Also on January 14, 2004, the Company granted stock options to the CEO of galaxis to acquire 1,250,000 Shares (Notes 7 and 8).

During January 2004, the Company issued 1,000,000 Shares at $1 per share, to an unaffiliated investor and granted the investor stock warrants to acquire 2,000,000 Shares at the same price, exercisable for a term of 10 years. The Share proceeds became part of the Company's capital contribution to galaxis (Notes 7 and 8). During March 2004, a portion of the stock warrants were exercised to acquire 112,500 Shares.

On February 2, 2004, all of the stock warrants issued to Combine International, Inc., in December 2002, were exercised for the purchase of 2,766,666 Shares at $0.15 per share, or $415,000. Prior to the purchase, the stock warrants had been assigned to three unaffiliated investors.

On February 13, 2004, the Company granted 308,500 stock options to galaxis employees to acquire Shares at a price of $1.25 per share, exercisable for a term of 5 years. The Shares vest 1/3 on December 31, 2004, 2005 and 2006.

On February 15, 2004, the Company granted 200,000 stock warrants to a third party consultant to acquire Shares at a price of $1.65, exercisable for a term of 10 years. The Shares vest 1/3 on December 15, 2004, 2005 and 2006. These

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  CAPITAL STRUCTURE (CONTINUED)

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

On April 10, 2004, warrants to purchase 800,000 Shares were issued to Twinkle International, exercisable at $1 per share for five years, as part of a debt financing (Note 4).

On May 14, 2004, warrants for 50,000 shares were exercised by an individual holder at $1 per share.

NOTE 7:  STOCK OPTIONS

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

On January 14, 2004, the Company granted nonqualified options to purchase 2,500,000 shares of common stock to directors and officers including an officer of one of its subsidiary companies (Notes 6 and 8). The stock options, which expire on January 13, 2009, have an exercise price of $.70 per share and vest over a three year period.

The following represents the stock option activity during the current quarter ended June 30, 2004:

                                                        WEIGHTED
                                                        AVERAGE
                                           SHARES        PRICE
                                          ---------     --------
     Beginning Balance, April 1, 2004     3,520,550     $    .66
     Options granted                              -            -
     Options exercised                            -     $      -
     Options cancelled                            -            -
                                          ---------     --------
     Ending Balance, June 30, 2004        3,520,550     $    .66
                                          =========     ========

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  STOCK OPTIONS (CONTINUED)

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

NOTE 8:  BUSINESS ACQUISITION

On January 14, 2004, the Company completed its acquisition of all of the outstanding capital stock of galaxis from Media Hill Communication Beratungs - and Vertriebs GmbH ("Media Hill"), a German corporation, the sole shareholder of galaxis, in exchange for 6,400,000 shares of DDI's common stock.

The Company used the estimated value of its common stock of approximately $1.69 per share based upon the average closing price of DDT's common stock for the three trading days before and after the acquisition date. Based on these factors, the estimated value of the shares issued amounted to approximately $10,816,000.

In addition, the Company granted non qualified stock options to a member of management and a board member for 1,000,000 shares and 250,000 shares (Notes 6 and 7), respectively, of DDI's common stock, exercisable at $.70 per share for five years for their services attributed to the acquisition.

The Company used the Black-Scholes option pricing model to determine the estimated fair value of the granted stock options. The assumptions were applied as follows: risk free interest rate 3.12%; expected option life 5 years; expected stock price volatility 184%; expected dividend yield 0%. Based on these assumptions, the estimated value of the options amounted to approximately $2,060,000.

The total estimated purchase price is summarized below:

     Estimated value of common'stock issued          $ 10,816,000
     Estimated value of stock options                   2,060,000
     Estimated acquisition transaction costs              105,000
                                                     ------------
     Total estimated purchase price                  $ 12,981,000
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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:  BUSINESS ACQUISITION (CONTINUED)

As currently estimated, the purchase price is less than the estimated fair value of the net assets acquired. As a result, the excess of the estimated fair values over the purchase price, $2,404,022, is allocated through a reduction of long lived assets for purchase accounting purposes.

The preliminary allocation of the aggregate purchase price to the tangible and intangible assets acquired and liabilities assumed in connection with this acquisition was based upon estimated fair values as determined by management. The preliminary purchase price allocation is summarized below:

     Tangible assets acquired                        $ 11,525,890
     Intangible assets acquired                        57,096,552
     Liabilities assumed                              (55,641,442)
                                                     -------------
     Total estimated purchase price                  $ 12,981,000
                                                     =============

The allocation of the intangible assets acquired are as follows: intellectual property of $43,393,380, with an estimated useful life of 10 years and trademarks of $13,703,172, with an estimated useful life of 40 years.

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

Upon closing, the Company entered into an employment agreement with an individual, the CEO of galaxis, for a period of three years. The employment agreement provides for granted options (among other items), exercisable for five years, to purchase 1,250,000 shares of DDI's common stock at an exercise price of $.70 per share, 25% of the options vesting six months after grant, and 25% of the options to vest on each of the three anniversary dates of the closing (Notes 6 and 7).

The Company made a $3,000,000 capital contribution to galaxis, including contributing a prior loan to the capital of galaxis in the principal amount of $1,000,000.

The following information sets forth the unaudited pro-forma consolidated results of operations for the six months ended June 30, 2003 giving effect to the acquisition of galaxis, as if the acquisition had occurred as of the beginning of the period presented:

     Revenue                                         $ 22,562,510
     Net Loss                                        $ (2,659,268)
     Net loss per share                              $       (.20)

For the six months ended June 30, 2004, amounts relating to the operations of galaxis are included in the accompanying financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $6,858,911 and $462,680 during the six months ended June 30, 2004 and 2003, respectively, and had a working capital deficit of approximately $44 million at June 30, 2004. These factors raise a substantial doubt about the Company's ability to continue as a going concern. Management is seeking to obtain financing through the issuance of debt and equity.

The ability of the Company to continue as a going concern is dependent upon management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10: SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. The Company operates three segments, Telephone Equipment, Gemstone Trading and Software and Set-Top Box ("STB") Production and Sales.

For the three months ended June 30, 2004:

                                                  SOFTWARE
                                                     AND
                                                     STB
                      TELEPHONE     GEMSTONE     PRODUCTION
                      EQUIPMENT     TRADING      AND SALES*      CORPORATE     CONSOLIDATED
                     -----------   ----------   -------------   ------------   -------------
Revenue, net         $  160,784    $       -    $  4,311,410    $         -    $  4,472,194
                     ===========   ==========   =============   ============   =============
Operating (loss)        (61,896)        (530)     (4,128,595)      (574,169)     (4,765,190)
                     ===========   ==========   =============   ============   =============
Net (loss)              (61,896)        (530)     (3,102,805)    (1,215,730)     (4,380,961)
                     ===========   ==========   =============   ============   =============
Total Assets          1,066,121      128,446      69,009,818        405,891      70,610,276
                     ===========   ==========   =============   ============   =============

For the six months ended June 30, 2004:

                                                  SOFTWARE
                                                     AND
                                                     STB
                      TELEPHONE     GEMSTONE     PRODUCTION
                      EQUIPMENT     TRADING      AND SALES*      CORPORATE     CONSOLIDATED
                     -----------   ----------   -------------   ------------   -------------
Revenue, net         $  367,477    $       -    $  7,066,433    $    66,454    $  7,500,364
                     ===========   ==========   =============   ============   =============
Operating (loss)       (148,700)        (461)     (8,666,610)      (687,260)     (9,503,031)
                     ===========   ==========   =============   ============   =============
Net (loss)             (177,294)        (461)     (5,247,906)    (1,433,250)     (6,858,911)
                     ===========   ==========   =============   ============   =============
Total Assets          1,066,121      128,446      69,009,818        405,891      70,610,276
                     ===========   ==========   =============   ============   =============

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: SEGMENT INFORMATION (CONTINUED)

For the three months ended June 30, 2003:

                                                  SOFTWARE
                                                     AND
                                                     STB
                      TELEPHONE     GEMSTONE     PRODUCTION
                      EQUIPMENT     TRADING      AND SALES*      CORPORATE     CONSOLIDATED
                     -----------   ----------   -------------   ------------   -------------
Revenue, net          $   42,537   $       -    $    156,077    $         -    $    198,614
                     ===========   ==========   =============   ============   =============
Operating (loss)        (115,546)       (757)         34,839       (159,099)       (240,563)
                     ===========   ==========   =============   ============   =============
Net (loss)              (147,619)       (757)         45,777       (195,043)       (297,642)
                     ===========   ==========   =============   ============   =============
Total Assets           1,028,355     124,047         586,546        315,886       2,054,834
                     ===========   ==========   =============   ============   =============

For the six months ended June 30, 2003

                                                  SOFTWARE
                                                     AND
                                                     STB
                      TELEPHONE     GEMSTONE     PRODUCTION
                      EQUIPMENT     TRADING      AND SALES*      CORPORATE     CONSOLIDATED
                     -----------   ----------   -------------   ------------   -------------
Revenue, net          $  548,535   $       -    $    277,555    $         -    $    766,090
                     ===========   ==========   =============   ============   =============
Operating (loss)        (136,138)     (1,362)         45,697       (272,896)       (364,699)
                     ===========   ==========   =============   ============   =============
Net (loss)              (182,489)     (1,362)         56,635       (335,464)       (462,680)
                     ===========   ==========   =============   ============   =============
Total Assets           1,028,355     124,047         586,546        315,886)      2,054,834
                     ===========   ==========   =============   ============   =============

* In January 2004, the characteristics of the segment information changed to include the operations of galaxis (Note 7). The segment information for the three months and six months ended June 30, 2003 does not include such operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plans to coordinate the operations of our German and Indian subsidiaries are being implemented as intended, but at a somewhat slower pace than originally anticipated due to lack of resources. Shipments of Galaxis' TV set-top boxes ("STB") are currently behind schedule, due to delays incurred in raising sufficient working capital needed to execute the purchase orders, and related letters of credit to vendors who supply the components and sub-assemblies for our STB. The plan provides for use of cost effective infrastructure in the Indian subsidiary to substitute for the head counts and related operational costs in the German operations. The expanded Indian operations will contribute to lowering overall cost of operations by over 65% and provide other savings. As planned, the restructuring should be completed by the end of the current fiscal year.

The Company achieved its Linux powered middleware Multi-Media Home Platform
(MHP) after completion of extensive testing. Currently, we are the only entity offering Linux powered MHP middleware and succeeded in introducing this middleware in European markets. The attendance at the London media-cast show for the display of the next generation chip-set named "Donau" to be produced by Toshiba was very well received and won the Product of the Year award by Cable and Satellite magazine. It has a dual tuner and many additional built-in functionalities. This chip is powered by Convergence's LinuxTM and is available with MHP for STB manufacturers to develop their next generation STB for platforms worldwide.

Despite shipment delays, Galaxis continues to enjoy the support and cooperation of most of its customers and technology partners. STBs produced by Galaxis remain in favor with European retailers, MSO's, and TV cable operators as evidenced at a recent product IBC exhibition in Amsterdam. As announced earlier this year, Toshiba's agreement to utilize Convergence software, embedded in chipsets used for IDTV, HDTV and MHP applications may be used by TV manufacturers and STB manufacturers for platforms worldwide.

As of the date of this Report, the Galaxis order backlog exceeds $40 million. In addition, we recently received an official communication from Siti Cable, the largest cable operator in India approving the use of Galaxis' STB throughout its network and recognizing DDI as the only domestic supplier of STB on the first and only DTH (direct-to-home) platform in India and neighboring SAARC countries. The projection calls for a requirement of over one million STB's on the digital DTH platform over the next 12 to 18 months in India and SAARC countries. When fully implemented, this has a potential to generate revenues exceeding $100 million in sales with basic STB, advanced STB's with built in DVD and PVR (Personalized Video Recorder).

Efforts are also underway to restructure Galaxis' debt, which represents the bulk of the loans and other liabilities which appear in our consolidated balance sheet. In this regard, we have recently reached a proposed preliminary agreement with Galaxis' bank, subject to the approval of the Board of Directors of the bank for a settlement via one time payment against all the loans outstanding of approximately $22 million. Similar discussions are underway with Galaxis' principal unsecured creditors. The plan calls for total settlements of over $38 million in debt providing viability for future earnings and based on successful execution of the restructuring plan and delivery of STB back orders.

Working capital requirements were partly met during the three months ended June 30, 2004 by loans received in the amount, of $4,200,000 plus $50,000 from sales of securities. Also, we obtained a $10 million letter of credit facility, against which credits to our vendors will be issued. A second, and similar, facility is being negotiated currently.

Results of Operations
---------------------

The acquisition of Galaxis, on January 14, 2004, changed our principal business activity and transformed our financial statements. Assets and liabilities were increased more than twenty-fold as the result of this transaction. Consequently, operating and financial condition comparisons, between the three-and six-month periods ended June 30, 2004 and the same periods in 2003, would not be meaningful.

For the three months ended March 31 and June 30, 2004, operating revenues amount to $3,028,170 and $4,472,194, respectively, or a total of $7,500,364 for the six-month period. Galaxis sales of set-top boxes and software represented approximately 90% of the operating revenues in each three-month period with the remainder attributable to sales of telephone equipment and software by our Indian subsidiaries, Distinctive Devices (India), PLC and RealTime Systems Ltd.

Operating losses for the three months ended June 30, 2004 was $4,765,190 and $9,503,031 for the six months then ended, after accounting for operating expenses. Operating expenses are currently being reduced, as Galaxis is downsizing its leaseholds at two locations and decreasing staff to approximately 60 employees from 100 at the time of the acquisition last January. Operating expenses include R&D costs, an ongoing activity at Galaxis and its subsidiaries. These expenses should be reduced in future periods as R&D activities are moved to India.

After accounting for other income of $1,467,898 and $4,229,207 in the respective three-and six-month periods ended June 30, 2004, and interest expense of $1,083,669 and $1,585,087 in the same periods, net losses amounted to $4,380,961 for the three months ended June 30, 2004, and $6,858,911 for the six months then ended, or $0.21 and $0.37 per share, respectively.

Liquidity.
---------

To fund the acquisition of Galaxis, in January 2004, and provide working capital for its operations thereafter, we have raised more than $9 million, from October 2003 through June 2004, in a series of private placements of notes and common stock and from the exercise of previously-issued warrants to purchase common stock.

As described earlier in this section, efforts to raise additional working capital are ongoing while, at the same time, steps are being taken to restructure Galaxis' debt. Considering the current difficulties of raising capital by small-cap companies, we are unable to give assurance that we will be able to obtain the needed funds. To the extent that the new common shares, or warrants to purchase such shares, are issued in connection with these fundraising efforts, current stockholders may experience dilution in the value of their holdings.

Despite the success of our fund raising efforts to date, our working capital deficit exceeded $44 million at June 30, 2004. Efforts are underway to bridge this deficit by means of financial restructuring and issuance of new equity to fund back orders held by the Company.

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

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three-month period ended June 30, 2004, we issued securities as follows:

On April 22, 2004, an unaffiliated corporation loaned the Company $4,000,000, at 8% annual interest, repayable in six months. As added consideration for the loan, we granted to the lender warrants to buy up to 800,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable for a term of five years. In addition, three of our directors pledged options to acquire an aggregate of 2,500,000 shares of Common Stock, with an exercise price of $0.70 per share, to the lender, to guarantee repayment.

On May 14, 2004, warrants to purchase 50,000 shares of Common Stock were exercised by an individual holder.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
     -------------------

     Registrant filed a report on Form 8-K for an event of April 20, 2004 reporting on Item 5 the closing of a Note Purchase Agreement for the issuance of an Unsecured Promissory Note in the principal amount of $4 million together with warrants to purchase shares of Registrant's Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DISTINCTIVE DEVICES, INC.
                                               (Registrant)


                                         By: /s/ SANJAY MODY
                                             --------------------------------
Dated: September 23, 2004                    Sanjay Mody
                                             President and CEO
                                             Treasurer and CFO