Form 10QSB
period 2004-09-30
DISTINCTIVE DEVICES INC
filed 2004-11-30
CIK 59963

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

              ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT

         For the transition period from ______________ to ______________

                          COMMISSION FILE NUMBER 0-2749
                          _____________________________

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

20,616,402 shares of issuer's common stock, $.001 par value, were outstanding at November 15, 2004. Issuer has no other class of common equity.

================================================================================

                                    CONTENTS

                                                                            PAGE

PART I FINANCIAL INFORMATION...................................................3

Item 1.  Financial Statements..................................................3

         Condensed consolidated balance sheet (unaudited)......................3
         Condensed consolidated statements of operations (unaudited)...........4
         Condensed consolidated statements of cash flows (unaudited)...........5
         Notes to unaudited condensed consolidated financial statements........6

Item 2.  Management's Discussion and Analysis or Plan of Operation............17

Item 3.  Controls and Procedures..............................................19

PART II OTHER INFORMATION.....................................................21

Item 2.  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities....................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

SIGNATURES....................................................................22

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                   $  2,027,426
   Short-Term Investments                                            44,568
   Accounts Receivable, Net                                       2,612,074
   Inventories                                                    4,380,295
   Prepaid Expenses and Other Current Assets                      2,315,292
                                                               ------------
      Total Current Assets                                       11,379,655

PROPERTY AND EQUIPMENT, Net                                       1,020,222

INTANGIBLE ASSETS, Net                                           55,845,039

OTHER ASSETS                                                         63,465
                                                               ------------
      Total Assets                                             $ 68,308,381
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Term Loans Due Banks                                        $ 22,191,155
   Other Loans Payable                                            8,078,308
   Accounts Payable and Accrued Liabilities                      29,870,244
   Accrued Professional Fees                                        324,864
                                                               ------------
      Total Current Liabilities                                  60,464,571
                                                               ------------
UNSECURED PROMISSORY NOTES                                          643,412
                                                               ------------
MINORITY INTEREST                                                   165,403
                                                               ------------
REDEEMABLE COMMON STOCK                                             200,000
                                                               ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 Par; 5,000,000 Shares Authorized;               -
     None Issued and Outstanding
   Common Stock, $.001 Par; 50,000,000 Shares Authorized;            20,309
     20,508,902 Shares Issued and Outstanding
   Additional Paid-In Capital                                    24,520,511
   Accumulated Deficit                                          (17,455,475)
   Accumulated Other Comprehensive Loss                            (250,350)
                                                               ------------
      Total Stockholders' Equity                                  6,834,995
                                                               ------------
      Total Liabilities and Stockholders' Equity               $ 68,308,381
                                                               ============


                     The Accompanying Notes are an Integral
       Part of These Unaudited Condensed Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------   -------------------------------
                                                 2004             2003             2004             2003
                                            -------------    -------------    -------------    -------------
Revenue, Net                                $  2,681,797     $    137,862     $ 10,182,161     $    913,952

Cost of Goods Sold                             1,981,525           71,515        8,205,148          548,718
                                            -------------    -------------    -------------    -------------
      Gross Profit                               700,272           66,347        1,977,013          365,234

Operating Expenses                             4,262,650          287,991       15,042,422          951,577
                                            -------------    -------------    -------------    -------------
      Operating (Loss)                        (3,562,378)        (221,644)     (13,065,409)        (586,343)
                                            -------------    -------------    -------------    -------------

Other Income (Expense):

   Other Income (Expense)                       (283,848)          28,619        3,945,359           37,823

   Interest Expense                             (884,783)         (34,655)      (2,469,870)        (141,840)
                                            -------------    -------------    -------------    -------------
      Total Other Income (Expense)            (1,168,631)          (6,036)       1,475,489         (104,017)
                                            -------------    -------------    -------------    -------------
      Net (Loss)                            $ (4,731,009)    $   (227,680)    $(11,589,920)    $   (690,360)
                                            =============    =============    =============    =============
Weighted Average Shares of Common
   Stock Outstanding (1)                      20,487,163        7,654,736       19,187,476        7,257,103
                                            =============    =============    =============    =============
Net (Loss) Per Share - Basic and Diluted    $      (0.23)    $      (0.03)    $      (0.60)    $      (0.10)
                                            =============    =============    =============    =============

(1) The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company's common stock equivalents because of their antidilutive effect.


                     The Accompanying Notes are an Integral
       Part of These Unaudited Condensed Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        2004              2003
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                              $ (9,681,623)     $   (126,599)
                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Business, Net of Cash Paid                             70,004                 -
   Acquisition of Property and Equipment                               (100,125)          (35,262)
   Acquisition of Intangible Assets                                  (2,348,029)                -
   Proceeds from Short-Term Investments                                  44,397                 -
                                                                   ------------      ------------
         Net Cash (Used In) Investing Activities                     (2,333,753)          (35,262)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Loans                                    2,718,790           857,500
   Repayments of Loans                                                6,555,758          (851,197)
   Proceeds from Minority Interest                                            -           169,290
   Proceeds from the Exercise of Warrants                               827,501                 -
   Proceeds from the Issuance of Common Stock                         3,023,230                 -
                                                                   ------------      ------------
         Net Cash Provided By Financing Activities                   13,125,279           175,593
                                                                   ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           (250,350)                -
                                                                   -------------     ------------
         Increase in Cash and Cash Equivalents                          859,553            13,732

   Cash and Cash Equivalents:
      Beginning of Period                                             1,167,873           331,036
                                                                   ------------      ------------
      End of Period                                                $  2,027,426      $    344,768
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Business Acquisition (Note 8)
      Working Capital Deficit Assumed, Other than Cash             $ 56,630,836
      Fair Value of Long-Lived Assets Acquired                      (69,506,832)
      Issuance of Common Stock                                       10,816,000
      Issuance of Stock Options                                       2,060,000
      Other Acquisition Costs                                           105,000
                                                                   ------------
      Net Cash Provided by Business Acquisition                    $    105,004
                                                                   ============
      Application of Deferred Acquisition Costs                    $     70,000
                                                                   ============


                     The Accompanying Notes are an Integral
       Part of These Unaudited Condensed Consolidated Financial Statements

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

BASIS OF CONSOLIDATION
----------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Distinctive Devices, Inc. ("DDI") and its subsidiaries (collectively known as the "Company"): galaxis technology AG ("galaxis"), OmniScience Multimedia Lab Gmbh ("OnmiScience"), Convergence GmbH ("Convergence"), galaxis Hispania SL ("Hispania") (98% owned), galaxis sales GmbH ("galaxis Sales"), Distinctive Devices (India), PLC ("DDI-India") (98.67% owned), RealTime Systems, Ltd ("RTS") (99.97% owned), International Gemsource, Inc. ("Gemsource") and Webpulse Consulting, Inc. ("Webpulse").

INTERIM FINANCIAL DATA
----------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America for interim financial information. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The annual consolidated financial statements of the Company as of December 31, 2003 should be read in conjunction with these statements. The financial information included herein has not been audited. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2004 and the results of their consolidated operations for the three and nine months ended September 30, 2004 and 2003 and of their consolidated cash flows for the nine months ended September 30, 2004 and 2003. The results of their consolidated operations and cash flows for the period are not necessarily indicative of the results of consolidated operations or cash flows for the year ending December 31, 2004.

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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)
------------------------------------

The pro-forma effect of the compensation expense would not be material in computing the net loss and loss per share if the Company had applied the fair value recognition provisions of Statement on Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

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


NOTE 2:  INVENTORIES

As of September 30, 2004, inventories consisted of the following:

     Raw Materials                                   $  1,338,898
     Work-in Process                                      194,974
     Finished Goods                                     2,744,973
     Gemstones                                            101,450
                                                     ------------
                                                     $  4,380,295
                                                     ============


NOTE 3:  TERM LOANS DUE BANKS

As of September 30, 2004, term loans due banks consisted of the following:

     Lloyds Bank TSB - Netherlands - galaxis         $ 21,996,681
     Bank of India - RTS                                  194,474
                                                     ------------
                                                     $ 22,191,155
                                                     ============

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  TERM LOANS DUE BANKS (CONTINUED)

The loan payable to Lloyds Bank TSB - Netherlands, originally due on October 31, 2004 (see Note 11), bears interest at the financial institution's Libor rate plus 2.5% per annum. This loan is cancelable in whole or in part by the financial institution at any time upon the giving of 14 days written notice to galaxis. The loan is collateralized by substantially all of the assets of galaxis. Additionally, galaxis pledged 3,000,000 shares of DDI's common stock as collateral (Note 8).

RTS has two revolving credit facilities (the "Facilities") with a local bank which enable RTS to borrow up to $330,000 (in local currency equivalent) for working capital purposes. In addition, the Facilities provide for issuance of Letters of Credit and Performance Bonds, on RTS' behalf, up to maximum amounts of $520,000 and $145,000, respectively ($173,213 was outstanding as of September 30, 2004).

Borrowings and commitments under the Facilities bear interest at various rates, depending upon the type of credit or loan and the facility lending rates at the time the funds are advanced or the commitment is issued. Provisions of the Facilities do not include mandatory repayment terms. However, the lender may, at any time, declare any outstanding balances due and payable.

The Facilities are collateralized by substantially all of RTS' assets and are guaranteed personally by two RTS officers.


NOTE 4:  OTHER LOANS PAYABLE

As of September 30, 2004, Other Loans Payable consisted of the following:

     Twinkle International Ltd.                      $  4,000,000
     Solectron                                          1,154,144
     GXV                                                1,102,124
     Combine International, Inc.                          840,000
     Omnivest                                             577,447
     Others                                               553,021
                                                     ------------
                                                        8,226,736
     Less: Unamortized Discount                          (148,428)
                                                     -------------
                                                     $  8,078,308
                                                     ============

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  OTHER LOANS PAYABLE (CONTINUED)

On April 20, 2004, the Company entered into a note purchase agreement (the "Agreement") with Twinkle International Ltd., whereby the Company may borrow $4,000,000, repayable on April 18, 2005, together with accrued interest at 8% per annum. Under the terms of the Agreement, the Company issued warrants to the lender, expiring on April 20, 2009, to purchase 800,000 shares of DDI's common stock at an exercise price of $1 per share (Note 6). The warrants were valued, utilizing the Black-Scholes option pricing model, at $1,608,000. Accordingly, the note proceeds were allocated to the note balance and the warrants on a pro rata basis. The allocated value of the warrants, $1,146,933, effectively discounted the note balance which is being amortized straight-line over the life of the note, resulting in an effective interest rate of 88%. The allocated value of the warrants has been recorded as additional paid-in-capital. As collateral for the note, three of the Company's officers and directors pledged personally-held stock options previously issued to them to purchase 2,500,000 shares of DDI's common stock.

A director of DDI, who is also the controlling shareholder of DDI, is a principal of Combine International, Inc.

The amounts due to Solectron are various, non-interest-bearing, short-term loans currently due on demand.

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

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  CAPITAL STRUCTURE (CONTINUED)

During the nine-month period ended September 30, 2004, the Company issued unregistered shares of DDI's common stock ("Shares"), and other securities, as follows:

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

During January 2004, the Company issued 1,000,000 Shares at $1 per share, to an unaffiliated investor and granted the investor stock warrants to acquire 2,000,000 Shares at the same price, exercisable for a term of 10 years. The Shares proceeds became part of the Company's capital contribution to galaxis (Notes 7 and 8). During March 2004, a portion of the stock warrants were exercised to acquire 112,500 Shares.

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

On April 20, 2004, warrants to purchase 800,000 Shares were issued to Twinkle International, Ltd., exercisable at $1 per share for five years, as part of a debt financing (Note 4).

On May 14, 2004, warrants for 50,000 Shares were exercised by an individual holder at $1 per share.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  CAPITAL STRUCTURE (CONTINUED)

On September 20, 2004, the Company issued 25,000 Shares at no cost and warrants to purchase 50,000 Shares at $1.00 for up to five years as incentives to a creditor for granting a six-month term loan of $400,000 at 8% per annum to the Company. This resulted in a discount of approximately $59,000.


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

The following represents the stock option activity during the current quarter ended September 30, 2004:

                                                                 Weighted
                                                                 Average
                                                   Shares         Price
                                                -----------    -----------
     Beginning Balance, July 1, 2004             3,520,550      $     .66
     Options granted                                    -            -
     Options exercised                                  -            -
     Options cancelled                                  -            -
                                                 ---------
     Ending Balance, September 30, 2004          3,520,550      $     .66
                                                 =========

The pro-forma compensation expense of the stock options would not be material to the accompanying financial statements for the current period, if the Company would have elected SFAS No. 123. The Company used the Black-Scholes option pricing model to determine the fair value of the grants. The assumptions were applied as follows:

     Risk Free Interest Rate                              3.36%
     Expected Dividend Yield                                0%
     Expected Option Life                                5 years
     Expected Stock Price Volatility                     159.56%

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:  BUSINESS ACQUISITION

On January 14, 2004, the Company completed its acquisition of all of the outstanding capital stock of galaxis from Media Hill Communication Beratungs - und Vertriebs GmbH ("Media Hill"), a German corporation, the sole shareholder of galaxis, in exchange for 6,400,000 shares of DDI's common stock.

The Company used the estimated value of its common stock of approximately $1.69 per share based upon the average closing price of DDI's common stock for the three trading days before and after the acquisition date. Based on these factors, the estimated value of the shares issued amounted to approximately $10,816,000.

In addition, the Company granted non-qualified stock options to a member of management and a board member for 1,000,000 shares and 250,000 shares (Notes 6 and 7), respectively, of DDI's common stock, exercisable at $.70 per share for five years for their services attributed to the acquisition.

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
                                                     ============

In conjunction with the acquisition, the Company issued to galaxis 3,000,000 shares of its common stock which were pledged by galaxis as collateral for galaxis' debt to Lloyds Bank TSB - Netherlands (Note 3). The Company agreed to register and sell these shares and to apply the proceeds to satisfy this debt. In the event the net proceeds exceed the debt, the excess will be paid to Media Hill as additional consideration for the purchase price. Any excess amounts paid will be allocated to the intangible assets acquired.

As currently estimated, the purchase price is less than the estimated fair value of the net assets acquired. As a result, the excess of the estimated fair value over the purchase price, $3,935,830, is allocated through a reduction of long lived assets for purchase accounting purposes.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:  BUSINESS ACQUISITION (CONTINUED)

The preliminary allocation of the aggregate purchase price to the tangible and intangible assets acquired and liabilities assumed in connection with this acquisition was based upon estimated fair values as determined by management. The preliminary purchase price allocation is summarized below:

     Tangible assets acquired                        $  11,525,890
     Intangible assets acquired                         57,980,942
     Liabilities assumed                               (56,525,832)
                                                     -------------
     Total estimated purchase price                  $  12,981,000
                                                     =============

The allocation of the intangible assets acquired are as follows: intellectual property of $44,277,770, with an estimated useful life of 10 years and trademarks of $13,703,172, with an estimated useful life of 40 years.

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

The following information sets forth the unaudited pro-forma consolidated results of operations for the nine months ended September 30, 2003 giving effect to the acquisition of galaxis, as if the acquisition had occurred as of the beginning of the period presented:

     Revenue                                         $ 32,049,367
                                                     ============
     Net loss                                        $ (1,977,764)
                                                     ============
     Net loss per share                              $       (.14)
                                                     ============

For the nine months ended September 30, 2004, amounts relating to the operations of galaxis are included in the accompanying unaudited condensed consolidated financial statements.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred losses of $11,589,920 and $690,360 during the nine months ended September 30, 2004 and 2003, respectively, and had a working capital deficit of $49,084,916 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking to obtain financing through the issuance of debt and equity.

The ability of the Company to continue as a going concern is dependent upon management's ability to continue to obtain financing, to successfully implement its business plan and to establish profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 10: SEGMENT INFORMATION

The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. The Company operates three segments, Telephone Equipment, Gemstone Trading and Software and Set-Top Box ("STB") Production and Sales.

For the three months ended September 30, 2004:

                                                              SOFTWARE AND
                          TELEPHONE                          STB PRODUCTION
                          EQUIPMENT      GEMSTONE TRADING      AND SALES*          CORPORATE       CONSOLIDATED
                       ---------------   ----------------    ---------------    ---------------   ---------------
Revenue, Net            $    197,273       $          -       $  2,484,524       $          -      $  2,681,797
Operating (Loss)             (84,267)                 -         (3,311,583)          (166,528)       (3,562,378)
Net (Loss)                   (71,777)                 -         (3,723,779)          (935,453)       (4,731,009)
Total Assets                 971,994            128,446         66,916,057            291,884        68,308,381

For the nine months ended September 30, 2004:

                                                              SOFTWARE AND
                          TELEPHONE                          STB PRODUCTION
                          EQUIPMENT      GEMSTONE TRADING      AND SALES*          CORPORATE       CONSOLIDATED
                       ---------------   ----------------    ---------------    ---------------   ---------------
Revenue, Net            $    564,750       $          -       $   9,550,857      $     66,554      $ 10,182,161
Operating (Loss)            (232,967)              (461)        (11,978,193)         (853,788)      (13,065,409)
Net (Loss)                  (249,071)              (461)         (8,971,685)       (2,368,703)      (11,589,920)
Total Assets                 971,994            128,446          66,916,057           291,884        68,308,381

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: SEGMENT INFORMATION (CONTINUED)

For the three months ended September 30, 2003:

                                                                SOFTWARE
                          TELEPHONE                          PRODUCTION AND
                          EQUIPMENT      GEMSTONE TRADING         SALES*           CORPORATE       CONSOLIDATED
                       ---------------   ----------------    ---------------    ---------------   ---------------
Revenue, Net            $       (500)      $          -       $    138,362       $          -      $    137,862
Operating (Loss)             (89,582)               (53)            (1,273)          (130,736)         (221,644)
Net (Loss)                   (68,902)               (53)            (1,273)          (157,452)         (227,680)
Total Assets                 825,071            114,994            706,929            425,937         2,072,931

For the nine months ended September 30, 2003:

                                                                SOFTWARE
                          TELEPHONE                          PRODUCTION AND
                          EQUIPMENT      GEMSTONE TRADING         SALES*           CORPORATE       CONSOLIDATED
                       ---------------   ----------------    ---------------    ---------------   ---------------
Revenue, Net            $    548,035       $          -       $    365,917       $          -      $    913,952
Operating (Loss)            (225,720)            (1,415)            44,424           (403,632)         (586,343)
Net (Loss)                  (251,391)            (1,415)            56,362           (493,916)         (690,360)
Total Assets                 825,071            114,994            706,929            425,937         2,072,931

* In January 2004, the characteristics of the segment information changed to include the operations of galaxis (Note 8). The segment information for the three and nine months ended September 30, 2003 does not include such operations.


NOTE 11:  SUBSEQUENT EVENTS

The Company negotiated with Lloyds Bank TSB - Netherlands for a settlement of the amount originally owed of $21,996,681 to a reduced amount of $6,175,000. In October 2004, the bank agreed to accept this amount as full settlement of the entire loan subject to the receipt of this amount within 45 days of the settlement agreement. Additionally, the bank must receive payment from Gemini Consulting GmbH ("Gemini"), a company owned and controlled by a director of the Company, within 45 days of the settlement agreement, the amount owed the bank by Gemini, along with other items.

On October 4, 2004, the Company issued 50,000 Shares at no cost to a creditor as incentive for granting a six-month term loan of $300,000 with interest at 8% per annum to the Company.

On October 6, 2004, the Company obtained a $10 million letter of credit facility from Trade-Fin International Holdings Ltd.

                   DISTINCTIVE DEVICES, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11: SUBSEQUENT EVENTS (CONTINUED)

On October 25, 2004, the Company signed an agreement with Flextronics for the manufacturing of galaxis' digital set-top boxes ("STD's") for cable, satellite and terrestrial platforms. Production of this product is to take place at Flextronic's facility in Check Spring Bangalore, India for the Indian and European markets.

On November 12, 2004, the Company issued 50,000 shares at no cost to a creditor as incentive for granting a six-month term loan of $250,000 with interest at 8% per annum to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Coordination of subsidiary operations in Germany and India are continuing, but at a slower rate than planned due to funding constraints. Issuance of purchase orders to our contract manufacturers for production of galaxis' set-top boxes ("STB") would also proceed more rapidly if additional working funds were available, to cover payment for goods as received. Nonetheless, the availability of a recently-obtained $10 million letter of credit facility has enabled galaxis to issue purchase orders to its contract manufacturers for early delivery of STBs to begin satisfying customer back orders. Consequently, we anticipate STB sales in excess of $30 million during the next six months.

When operational integration is accomplished, between Germany and India, cost savings up to 65% can be realized by the transfer of certain R&D, production and marketing activities to our facilities in India.

Despite working capital limitations, galaxis and its subsidiary, Convergence, continue to develop innovative technologies, modular hardware and software architecture for STB devices which provide flexible solutions at low cost for quick product updates which adapt to new market conditions. This has enabled our German subsidiaries to maintain their reputations in STB technology and their relationships with major OEMs and B2B customers in the growing digital markets, including cable network operators, program providers and leading European retailers.

Our R&D focus continues to be on strengthening our position in the STB marketplace by adding features in next-growth technologies, such as Multimedia Home Platforms ("MHP"); mandated TV and STB standards for Europe, with ultimate links to U.S. standards; LinuxTV to exploit the growth market for interactive applications utilizing legacy networks in concert with our own proprietary technology and IP solutions; and high expertise knowledge based upon several operating systems.

Convergence developed Linux powered middleware for MHP following extensive field testing. Currently, we are the only company offering such middleware and have succeeded in introducing it in European markets.

An outgrowth of these development efforts is the Convergence Linux-based software which will be embedded by Toshiba in a next-generation chip-set ("Donau"). Production of Donau by Toshiba will begin in early 2005, with expectations of royalty income to Convergence. Donau will be available to STB manufacturers worldwide, as well as producers of integrated TV sets, personal video recorders and combination hard disk/DVD recording systems.

Donau offers high performance at affordable cost, with dramatically reduced component counts. Donau won the Product of the Year Award sponsored by Cable and Satellite Magazine at the recent Media-Cast Show in London. Galaxis' STB products were also featured at the recent IBC Exhibition in Amsterdam.

Donau provides MHP solutions for multi-source broadcasting, including terrestrial, cable, satellite and IP. In addition to furnishing the software, Convergence serves as a marketer for Toshiba's Donau chip-set and discussions are currently underway with a major Asian electronic producer to license Convergence's MHP, employing the Donau chip-set. If concluded, this agreement would constitute another milestone in the growing acceptance of the Linux-based software developed by Convergence.

During the September quarter, we received approval from the leading cable network operator in India for use of galaxis' STB devices throughout its system. The approval recognizes the Company as the sole domestic STB supplier for direct-to-home ("DTH") platforms. Over time, this approval should lead to sales of more than a million STBs in India and we plan to begin product deliveries early next year. Tooling for the product housings for the India and SAARC markets has been completed.

Production of galaxis' STBs is handled by contract manufacturers in Europe, Taiwan and China and most recently, Flextronics International's facility in Bangalore, India. STBs made by Flextronics for the Indian market will be free from Indian import duties, a valuable competitive advantage over non-Indian producers. User of contract manufacturers eliminates the need, and the costly and time-consuming effort involved, to build and equip our own manufacturing facilities and stock them with necessary components. It also enables us to make deliveries to our customers in a far more timely manner, beginning in the fourth quarter of 2004 and early 2005.

A year ago, galaxis had only a few STB models available for shipment to customers. By the end of 2004, 25 to 30 models should be available.

Aside from STB activity, our subsidiaries in India are making progress, especially in providing software, hardware and systems solutions to call centers, and other customers.

Results of Operations
---------------------

The acquisition of galaxis and its subsidiaries on January 14, 2004, changed our principal business and transformed our financial statements. Assets and liabilities increased more than twenty-fold as the result of this transaction. Consequently, operating and financial condition comparisons between the three- and nine-month periods ended September 30, 2004 and the same periods in 2003 would not be meaningful.

For the three months and nine months ended September 30, 2004, operating revenues amounted to $2,681,7976 and $10,182,161 and operating losses were $3,562,378 and $13,065,409, respectively. Sales of galaxis' STBs represented more than 90% of operating revenues in both periods.

Operating costs were reduced by more than $1 million between the second and third quarters of 2004. This trend continues, reflecting reductions in German employees. Meanwhile, several STB software engineers have been added to the staff at our subsidiary in New Delhi, as the plan evolves to shift more STB activities to India, to take advantage of far lower costs in that country.

After accounting for non-operating income and expenses, including interest expense, net losses for the three- and nine-month periods ended September 30, 2004, were $4,731,009 and $11,589,920, or $0.23 and $0.60 per share, respectively.

Based upon orders in hand from our customers, and corresponding purchase orders issued to galaxis' contract manufacturers, we anticipate STB sales of approximately $5 million in the fourth quarter of 2004 and $15 million in the first quarter of 2005.

The declining value of the U.S. Dollar against the Euro, in recent months, has effectively exaggerated galaxis' costs, expenses and losses, when compared to earlier periods. Based upon the sharp increase projected for STB sales in 2005, and resultant profitably, the exchange rate situation is expected to serve us beneficiallly, in as much as STB sales and other galaxis income is realized in Euros.

Liquidity
---------

Despite substantial losses during 2004, and a working capital deficit that approximated $49 million at September 30, 2004, operations have continued due to unsecured loans received from Company directors and their friends and associates. Also, as mentioned earlier, the availability of a $10 million letter of credit facility has enabled galaxis to issue purchase orders to its contract manufacturers. Nevertheless, additional working funds are sorely needed.

In October 2004, we reached an agreement with galaxis' banker to settle approximately $22 million in loans outstanding upon receipt of a one-time payment of $6,175,000. The required payment is due in December 2004, in order for the settlement to become effective. Funds are not yet available for this purpose, but every effort is being extended to obtain them. No assurance can be given that management will succeed in this effort.

Similar settlement negotiations are underway with past vendors and unsecured creditors of galaxis with respect to approximately $38 million in obligations. If successful, payment would be made partly in cash and the remainder in the Company's common stock. Again, no assurance can be given that our settlement proposals, to these parties, will be accepted.

To raise funds needed for working capital, to effect the bank settlement and to reach agreement with other galaxis creditors, will entail the issuance of a substantial number of the Company's common shares, or equivalents, with consequential resultant dilution in the value of shares held by current stockholders.

If management's current fund raising efforts are not successful, the Company's ability to continue as a going concern remains in doubt. Conversely, if these efforts succeed, we can look forward to profitable operations in 2005.

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

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three-month period ended September 30, 2004, as of September 20, 2004, we issued 25,000 shares of Common Stock to one person in connection with a $400,000 loan from such person. The foregoing issuance of securities was exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of Regulation D or Regulation S thereunder, and the acquired securities are restricted on resale or other transfer.

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

                                         DISTINCTIVE DEVICES, INC.
                                              (Registrant)


                                         By: /s/ SANJAY MODY
                                             -------------------------------
Dated: November 30, 2004                     Sanjay Mody
                                             President and CEO
                                             Treasurer and CFO